Form 10-Q
period 2002-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2002-11-19
CIK 1169083

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  333-84730

                  LEASE EQUITY APPRECIATION FUND I, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

            Delaware                                    68-0492247
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

     1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania  19103
_______________________________________________________________________________
                (Address of principal executive offices)   (Zip code)

                                   (215) 574-1636
_______________________________________________________________________________
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____

Part I:  Financial Information
Item 1:  Financial Statements

                     LEASE EQUITY APPRECIATION FUND I, L.P.

                                  BALANCE SHEET

                                     ASSETS

                                                  (Unaudited)
                                                  September 30,
                                                     2002
                                                 _____________

Cash                                                  $1,001

                                                      ______

       Total assets                                   $1,001
                                                      ======

                      LIABILITIES AND PARTNERS' CAPITAL
Partners' Capital

     General Partner                                  $1,000

     Limited Partner                                       1

                                                      ______
       Total liabilities and
        partners' capital                             $1,001
                                                      ======













     The accompanying notes are an integral part of this financial statement.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                        (a development stage enterprise)

                            NOTES TO BALANCE SHEET

                              September 30, 2002

                                 (Unaudited)

The accompanying unaudited condensed financial statement has been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  ORGANIZATION AND BUSINESS OPERATIONS

    Lease Equity Appreciation Fund I, L.P. (the Fund), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Asset Management, Inc.
(the General Partner). The Fund's fiscal year ends on December 31. LEAF Asset Management, Inc., a Delaware corporation, is a wholly owned subsidiary of LEAF Financial Corporation. LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. is a publicly-traded company (NASDAQ: REXI) with inter-ests in real estate, finance, energy and equipment leasing.

    The General Partner and the initial limited partner capitalized the Fund. Upon the consummation of the public offering, the initial limited partner will withdraw, its capital contribution will be refunded and the units will be re-tired. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% partnership interest. The Fund will be managed by the General Partner.

    The General Partner will own a 1% general partnership interest, and the limited partners will own a 99% limited partnership interest. Cash distri-butions will be made monthly. The distributions will be allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses will also be allocated 99% to the limited partners and 1% to the General Partner.

    The Fund is considered to be a development stage enterprise and its sole activity through September 30, 2002 consisted of the organization and start-up of the Fund. Accordingly, no statement of operations or cash flows are presented.

    The Fund will acquire a diversified portfolio of equipment that will be leased to end users. The Fund will also acquire existing portfolios of equipment subject to existing leases from other equipment lessors. The pri-mary objective of the Fund is to invest the net proceeds raised from the sale of limited partnership units in equipment and portfolios of equipment subject to existing equipment leases in order to generate regular cash distributions to the limited partners over the life of the Fund.

                     LEASE EQUITY APPRECIATION FUND I, L.P.

2.  PUBLIC OFFERING OF PARTNERSHIP UNITS

    The Fund filed a registration statement for the sale of its limited partnership units. The General Partner will receive an organization and offering expense allowance of 3% of the offering proceeds with respect to expenses incurred in organizing the Fund and offering the Units. This ex-pense allowance does not cover underwriting fees or sales commissions.

3.  TRANSACTIONS WITH AFFILIATES

    The General Partner will receive a fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is equal to 2% of the purchase price paid for the equipment and port-folios of equipment subject to existing equipment leases, including in each instance, debt it incurs or assumes in connection with the acquisition.

    The General Partner will receive a subordinated annual asset management fee of 3% of gross rental payments for operating leases or 2% of gross rental payments for full payout leases, or a competitive fee, whichever is less. An operating lease is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease is one in which the gross rental payments, on a net present value basis, are at least sufficient to recover the purchase price of the equipment. During the Fund's five-year investment period, the management fee will be subordinated to the payment of a cumulative annual distribution to the Fund's limited partners equal to 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

    The General Partner will receive a subordinated remarketing fee equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission will be subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital.

    The General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is with the original lessee or its affiliates.

    The General Partner will also be reimbursed for operating and administra-tive expenses, subject to limitations contained in the Fund's partnership agreement.

    Anthem Securities, Inc. (Anthem Securities) will receive an underwriting fee of 2% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. Anthem Securities will also receive sales commissions of 8% of the proceeds of each unit sold by it, although it is not anticipated that it will sell a material number of units.

                     LEASE EQUITY APPRECIATION FUND I, L.P.

Item 3.  TRANSACTIONS WITH AFFILIATES (Continued)

    The Fund maintains its checking account with The Bancorp.com, Inc. ("TBI"). The son and the spouse of the Chairman of Resource America, Inc. are the Chair-man and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

                     LEASE EQUITY APPRECIATION FUND I, L.P.

Item 4: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

    Since its formation on January 31, 2002 through September 30, 2002, the Fund had no operations to report. The sole activity of the Fund for this period consisted of the organization and start-up of the Fund.

Item 5:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Fund is a partnership in the offering stage that has not commenced equipment leasing operations. Accordingly, the Fund does not have market risk exposure as of the date hereof.

Item 6:  CONTROLS AND PROCEDURES

    The Chief Executive Officer and Chief Financial Officer of LEAF Asset Management, Inc., the General Partner of the Fund, have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Fund's disclosure controls and procedures as defined in Rules Section 240.13a-14(c) and 240.15d-14(c) are effective.

    There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant defi-ciencies and material weaknesses.

Part II:  Other Information


                     LEASE EQUITY APPRECIATION FUND I, L.P.

                               September 30, 2002

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

              Exhibit No.             Description
              -----------             -----------
              99.1                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

              99.2                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

          b)  Reports on Form 8-K:  None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                     LEASE EQUITY APPRECIATION FUND I, L.P.




           11-19-02     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             of LEAF Asset Management, Inc.



           11-19-02     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and a Director of
                             LEAF Asset Management, Inc.
                             (Principal Executive Officer)



           11-19-02     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Vice Chairman and a Director of
                             LEAF Asset Management, Inc.



           11-19-02     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Chief Financial Officer and Treasurer of
                             LEAF Asset Management, Inc.
                             (Principal Financial Officer)

                                CERTIFICATIONS


     I, Miles Herman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lease Equity Appreciation Fund I, L.P.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the Balance Sheet, and other financial infor-mation included in this quarterly report, fairly present in all material re-respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's audit committee of regis-trant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002


/s/ Miles Herman
____________________________
Miles Herman
President and a Director of LEAF Asset Management, Inc.
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lease Equity Appreciation Fund I, L.P.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the Balance Sheet, and other financial infor-mation included in this quarterly report, fairly present in all material re-spects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's audit committee of regis-trant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Chief Financial Officer and Treasurer of LEAF Asset Management, Inc. (Principal Financial Officer)

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Lease Equity Appreciation Fund I, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Asset Management, Inc., the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Miles Herman
      ________________________
      Miles Herman
      Principal Executive Officer of LEAF Asset Management, Inc.
      November 19, 2002

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Lease Equity Appreciation Fund I, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2002as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF
Asset Management, Inc., the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Asset Management, Inc.
      November 19, 2002