Form 10-K
period 2002-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2003-03-31
CIK 1169083

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2002

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission file number 333-84730

                  LEASE EQUITY APPRECIATION FUND I, L.P.
________________________________________________________________________
          (Exact name of registrant as specified in its charter)

        Delaware                               68-0492247
________________________________________________________________________
(State of Organization)             (I.R.S. Employer Identification No.)

   1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania  19103
________________________________________________________________________
      (Address of principal executive offices)      (Zip Code)

                                 (215) 574-1636
________________________________________________________________________
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                            Name of Each Exchange
         Title of Each Class                 on Which Registered

               None                             Not applicable

Securities registered pursuant to Section 12 (g) of the Act:

                      Limited Partnership Interests

                            Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes __X__ No____

There are no outstanding limited partnership units of the Registrant at December 31, 2002.

There is no public market for these securities.

The index of Exhibits is located on page 6.

                                    PART I

Item 1.  BUSINESS

     Lease Equity Appreciation Fund I, L.P. (the "Fund"), a Delaware limited partnership, was formed on January 31, 2002. The Fund was capitalized by contributions of $1,000 and $1 by the General Partner and an initial Limited Partner, respectively. The Fund is currently in the offering stage and will break escrow upon meeting its minimum offering requirement of $2,000,000 or 20,000 units.

     The Fund will acquire a diversified portfolio of equipment that will be leased to third parties. The Fund may also acquire portfolios of equipment subject to existing leases from other equipment lessors. The principal object-tive of the Fund is to generate regular cash distributions to the limited partners.


Item 2.  PROPERTIES

     The Fund did not commence operations as of December 31, 2002 and there-fore, there are no properties to report under this item.


Item 3.  LEGAL PROCEEDINGS

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 2002

              Limited Partnership Interest                1
              General Partnership Interest                1


Item 6.  SELECTED FINANCIAL DATA

     The Fund did not commence operations as of December 31, 2002.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

     The Fund is currently in its offering period. Since its formation on January 31, 2002 through December 31, 2002, the Fund had no operations to report. The sole activity of the Fund for this period consisted of the organization and start-up of the Fund.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.


Item 9. CHANGES IN AND DISAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Lease Equity Appreciation Fund I, L.P. (the Fund), a Delaware limited partnership, was formed on January 31, 2002. The General Partner of The
Fund is LEAF Asset Management, Inc. LEAF Asset Management, Inc., a Delaware corporation, is a wholly owned subsidiary of LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF Asset Management, Inc. are:

     CRIT S. DEMENT, age 50, Chairman of the Board of Directors of LEAF Asset Management, Inc. since January 2002. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     JONATHAN Z. COHEN, age 32, Director of LEAF Asset Management, Inc. since January 2002. Chief Operating Officer and a Director of Resource America since 2002. Executive Vice President of Resource America since 2001. Senior Vice President of Resource America from 1999 to 2001. Vice Presi-dent of Resource America from 1998 to 1999. Vice Chairman of the Manag-ing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate investment trust) since 1997.

     MILES HERMAN, age 43, President, Chief Executive Officer and a Director of LEAF Asset Management, Inc. since January 2002. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 47, Vice Chairman and Director of LEAF Asset Management, Inc. since January 2002. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1996.

     MARIANNE T. SCHUSTER, age 44, Chief Financial Officer and Treasurer of LEAF Asset Management, Inc. since January 2002.

Item 11.  EXECUTIVE COMPENSATION

     Not applicable.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The Fund is in its offering period. There were no limited partners admitted to the Fund as of December 31, 2002.

     (b) In 2002, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.


Item 14.  CONTROLS AND PROCEDURES

     The Fund's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-K, that the Fund's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

     (i) this Annual Report on Form 10-K contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-K, and

     (ii) the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this Annual Report on Form 10-K.

     There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief
Financial Officer's evaluation that could significantly affect internal con-trols, including any corrective actions with regard to significant deficien-cies and material weaknesses.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

     (a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                Exhibit Numbers             Description             Page Number

                   3(a) & (4)      Amended and Restated Agreement        *
                                       of Limited Partnership

                       (9)                 not applicable

                       (10)                not applicable

                       (11)                not applicable

                       (12)                not applicable

                       (13)                not applicable

                       (18)                not applicable

                       (19)                not applicable

                       (22)                not applicable

                       (23)                not applicable

                       (24)                not applicable

                       (25)                not applicable

                       (28)                not applicable

                       99.1              Certification pursuant to 18    12
                                         U.S.C., Section 1350, as
                                         adopted pursuant to Section
                                         906 of the Sarbanes-Oxley Act
                                         of 2002

                       99.2              Certification pursuant to 18    13
                                         U.S.C., Section 1350, as
                                         adopted pursuant to Section
                                         906 of the Sarbanes-Oxley
                                         Act of 2002


*  Incorporated by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               LEASE EQUITY APPRECIATON FUND I, L.P.
                  A Delaware limited partnership

                  By:  LEAF ASSET MANAGEMENT, INC.

                       /s/ Miles Herman
                  By:  ___________________________
                       Miles Herman, President

Dated March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit S. DeMent
____________________________  Chairman of the Board of Directors        3-31-03
Crit S. DeMent                 of LEAF Asset Management, Inc.




/s/ Miles Herman
____________________________  President and Director of                 3-31-03
Miles Herman                   LEAF Asset Management, Inc.
                               (Principal Executive Officer)



/s/ Freddie M. Kotek
____________________________  Director of LEAF Asset Management, Inc.   3-31-03
Freddie M. Kotek



/s/ Marianne T. Schuster
____________________________  Treasurer of LEAF Asset Management, Inc.  3-31-03
Marianne T. Schuster           (Principal Financial Officer)

                                CERTIFICATIONS


     I, Miles Herman, certify that:

     1. I have reviewed this annual report on Form 10-K of Lease Equity Appreciation Fund I, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Miles Herman
____________________________
Miles Herman
President and a Director of LEAF Asset Management, Inc. (The General Partner) (Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this annual report on Form 10-K of Lease Equity Appreciation Fund I, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Chief Financial Officer and Treasurer of LEAF Asset Management, Inc. (The General Partner)
(Principal Financial Officer)

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Lease Equity Appreciation Fund I, L.P. (the "Fund") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Miles Herman, Principal Executive Officer of LEAF Asset Management, Inc., the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Miles Herman
      ________________________
      Miles Herman
      Principal Executive Officer of LEAF Asset Management, Inc.
      March 31, 2003

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Lease Equity Appreciation Fund I,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF
Asset Management, Inc., the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Asset Management, Inc.
      March 31, 2003

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheet as of December 31, 2002                       F-3

          Notes to Financial Statement                             F-4 - F-6


























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
LEASE APPRECIATION EQUITY FUND I, L.P.


     We have audited the accompanying balance sheet of Lease Appreciation Equity Fund I, L.P. as of December 31, 2002. This financial statement is the responsibility of the Fund's management. Our responsibility is to express an opinion on this financial statement based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Lease Appreciation Equity Fund I, L.P. as of December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 7, 2003 (except for Note 4, as to which the date is March 3, 2003)

Part I:  Financial Information
Item 1:  Financial Statements

                     LEASE EQUITY APPRECIATION FUND I, L.P.

                                  BALANCE SHEET

                                December 31, 2002

                                     ASSETS

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

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                        (a development stage enterprise)

                            NOTES TO BALANCE SHEET

                              December 31, 2002

                                 (Audited)

The accompanying audited condensed financial statement has been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  ORGANIZATION AND BUSINESS OPERATIONS

    Lease Equity Appreciation Fund I, L.P. (the Fund), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Asset Management, Inc.
(the General Partner). The Fund's fiscal year ends on December 31. LEAF Asset Management, Inc., a Delaware corporation, is a wholly owned subsidiary of LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. is a publicly-traded company (NASDAQ: REXI) with interests in real estate, finance, energy and equipment leasing.

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

    As of December 31, 2002, the Fund raised $557,200 through the sale of 5,572 limited partnership units. These proceeds are maintained in an escrow account and will be moved to the Fund's operating account after the Fund meets its minimum offering requirements of $2,000,000.

    The General Partner will own a 1% general partnership interest, and the limited partners will own a 99% limited partnership interest. Cash distri-butions will be made monthly. The distributions will be allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses will also be allocated 99% to the limited partners and 1% to the General Partner.

    The Fund is considered to be a development stage enterprise and its sole activity through December 31, 2002 consisted of the organization and start-up of the Fund. Accordingly, no statement of operations or cash flows are presented.

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

    Anthem Securities, Inc. (Anthem Securities), an indirect wholly-owned subsidiary of Resource America, receive an underwriting fee of 2% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. Anthem Securities will also receive sales commissions of 8% of the proceeds of each unit sold by it, although it is not anticipated that it will sell a material number of units.

                     LEASE EQUITY APPRECIATION FUND I, L.P.

3.  TRANSACTIONS WITH AFFILIATES (Continued)

    The Fund maintains its checking account with The Bancorp.com, Inc. ("TBI"). The son and the spouse of the Chairman of Resource America, Inc. are the Chair-man and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

4.  SUBSEQUENT EVENTS

    On March 3, 2003, the Fund satisfied its minimum offering requirements and transferred funds from escrow.

    The Fund raised $2,165,229 through the sale of 21,652 Limited Partnership Units to limited partners. The Fund intends to utilize the net proceeds from the sale of up to 500,000 Limited Partnership Units, at a price of $100 per unit, to acquire various types of equipment that will be leased to third parties. The offering period which began August 15, 2002 will end no later than August 15, 2004.