Form 10-Q
period 2003-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2003-05-15
CIK 1169083

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                                 BALANCE SHEETS
                                     ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2003                     2002
                                           ________                 ________

Cash and cash equivalents                 $2,282,873                   $1,001

Accounts receivable                           41,795                     -

Due from related parties                     218,107                     -

Net investment in direct
 financing leases                          4,743,513                     -

Equipment under operating leases
 (net of accumulated depreciation
 of $1,776 and $-, respectively)              60,392                     -

Equipment held for sale or lease           1,691,928                     -
                                          __________                   ______

       Total assets                       $9,038,608                   $1,001
                                          ==========                   ======

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

    Lease rents paid in advance           $   42,122                   $ -

    Accounts payable and accrued expenses     21,521                     -

    Accounts payable-equipment             1,552,751                     -

    Due to related parties                 1,116,364                     -

    Bank warehouse debt                    3,869,880                     -

    Security deposits                         99,870                     -
                                          __________                   ______

       Total liabilities                   6,702,508                     -

Partners' capital                          2,336,100                    1,001
                                          __________                   ______
       Total liabilities and
        partners' capital                 $9,038,608                   $1,001
                                          ==========                   ======

The accompanying notes are an integral part of these financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
STATEMENT OF OPERATIONS

For the three months ended March 31, 2003

(Unaudited)

Income:
     Earned income on direct financing leases      $33,411
     Rentals                                         1,972
     Other                                             550
                                                   _______
                                                    35,933
                                                   _______

Expenses:
     Depreciation                                    1,776
     Interest expense                               12,404
     General and administrative                        115
     General and administrative to related
       party                                        20,913
     Management fee to related party                 2,816
                                                   _______
                                                    38,024
                                                   _______
Net loss                                          ($ 2,091)
                                                   =======


Net loss per limited partnership unit               ($0.09)
                                                    ======


Weighted average number of
limited partnership units
outstanding during the period                       22,059
                                                   =======








The accompanying notes are an integral part of these financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
STATEMENT OF PARTNERS' CAPITAL

For the three months ended March 31, 2003

(Unaudited)

                                  General    Limited  Partners
                                  Partner    Units      Amount         Total
                                  _______    _____      ______         _____

Balance, January 1, 2003           $1,000        10  $        1    $    1,001

Partners' contribution                -      26,851   2,679,990     2,679,990

Expenses incurred for the sale
of partnership units                  -        -       (342,799)     (342,799)

Redemption                            -         (10)         (1)           (1)

Net loss                              (21)     -         (2,070)       (2,091)
                                   ______    ______  __________    __________
Balance, March 31, 2003            $  979    26,851  $2,335,121    $2,336,100
                                   ======    ======  ==========    ==========
























The accompanying notes are an integral part of these financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
STATEMENT OF CASH FLOWS

For the three months ended March 31, 2003
(Unaudited)

Cash flows from operating activities:
     Net loss                                                 ($2,091)
                                                           __________
Adjustments to reconcile net loss to
net cash provided by operating activities:
       Depreciation                                             1,776
       (Increase) decrease in accounts receivable             (41,795)
       (Increase) decrease in due from related parties       (218,107)
       Increase (decrease) in lease rents paid
        in advance                                             42,122
       Increase (decrease) in accounts payable and
        accrued expenses                                       21,521
       Increase (decrease) in due to related parties        1,116,364
       Increase (decrease) in security deposits                99,870
                                                           __________
                                                            1,021,751
                                                           __________
     Net cash provided by operating activities              1,019,660
                                                           __________
Cash flows from investing activities:
     Acquisition of equipment under operating lease           (62,168)
     Acquisition of equipment held for sale or lease       (1,691,928)
     Increase (decrease) in accounts payable-equipment      1,552,751
     Investment in direct financing leases                 (4,847,955)
     Proceeds from direct financing leases,
       net of earned income                                   104,442
                                                           __________
     Net cash used in investing activities                 (4,944,858)
                                                           __________
Cash flows from financing activities:
     Proceeds from bank warehouse debt                      3,869,880
     Partners' capital contributions                        2,679,990
     Redemption of partner's capital                               (1)
     Payment of expenses incurred for
       the sale of partnership units                         (342,799)
                                                           __________
     Net cash provided by financing activities              6,207,070
                                                           __________

     Increase in cash and cash equivalents                  2,281,872
     Cash and cash equivalents, beginning
       of period                                                1,001
                                                           __________
     Cash and cash equivalents, end of period              $2,282,873
                                                           ==========



The accompanying notes are an integral part of these financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)
BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

1.  ORGANIZATION AND BUSINESS OPERATIONS

    Lease Equity Appreciation Fund I, L.P. (the Fund), a Delaware limited partnership was formed on January 31, 2002 by LEAF Asset Management, Inc.
(the General Partner). The Fund's fiscal year ends on December 31. LEAF Asset Management, Inc., a Delaware corporation, is a wholly owned subsidiary of LEAF Financial Corporation. LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. is a publicly-traded company (NASDAQ: REXI) with inter-ests in real estate, finance, energy and equipment leasing.

    The General Partner and the initial limited partner capitalized the Fund. On March 3, 2003, the Fund satisfied its minimum offering requirements and commenced operations. At that time, the initial limited partner withdrew from the Partnership.

    As of March 31, 2003, the Fund raised $2,679,990 through the sale of 26,851 limited partnership units. The Fund will acquire a diversified portfolio of equipment that will be leased to end users throughout the United States.
The Fund will also acquire existing portfolios of equipment subject to existing leases from other equipment lessors. The primary objective of the Fund is to invest the net proceeds raised from the sale of limited partnership units in equipment and portfolios of equipment subject to existing equipment leases in order to generate regular cash distributions to the limited partners over the life of the Fund.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS  (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases

    The Fund's leasing operations consist of both direct financing and operating leases which are recorded in accordance with Statement of Financial Accounting Standards No. 13. Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

    Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain of loss, if any, is reflected in income.

Equipment held for sale or lease

    Equipment held for sale or lease is carried at its estimated net realizable value.

Income Taxes

    Federal and State income tax regulations provide that taxes on the income or benefits from losses of the Fund are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Statements of Cash Flows

    For purposes of the statements of cash flows, the Fund considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net Income (loss)per Limited Partnership Unit

    Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to limited partners by the weighted average number of limited partnership units outstanding during the period.
The weighted average number of units outstanding during the period is computed based on the number of units issued during the period weighted for the days outstanding during the period.

LEASE EQUITY APPRECIATION FUND
NOTES TO FINANCIAL STATEMENTS (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

    The Fund adopted FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 to have a material impact on its financial position or results of operations of the Fund.

3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

    Cash distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 99% to the Limited Partners and 1% to the General Partner.

    Net income for any fiscal period during the reinvestment period shall be allocated 99% to the Limited Partners and 1% to the General Partner. Income during the liquidation period shall be allocated first to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income shall be allocated 99% to the Limited Partners and 1% to the General Partner.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)

3.  ALLOCATIONS OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTION (continued)

    Net losses for any fiscal period are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have been allocated losses equal to the excess, if any, of their aggregated capital account balances over their aggregated adjusted capital contributions. Next, losses are allocated to the partners in proportion to and to the extent of their respective remaining positive capital account balances, if any. Thereafter, losses are allocated 99% to the Limited Partners and 1% to the General Partner.

4.  EQUIPMENT LEASED

    The Fund's direct financing leases are for initial lease terms ranging from 10 to 80 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of March 31, 2003 is as follows:

     Minimum lease payments to be received      $5,381,000
     Unguaranteed residuals                        180,000
     Unearned rental income                       (789,000)
     Unearned residual income                      (28,000)
                                                __________
                                                $4,744,000
                                                ==========

    Equipment on lease consists of equipment under an operating lease for an initial lease term of 31 months.

    The future approximate minimum rentals to be received on non-cancelable direct financing and operating leases as of March 31, 2003 are as follows:


  Years Ending December 31      Direct Financing      Operating
___________________________    __________________    ___________

       2003                        $1,319,000          $18,000
       2004                         1,504,000           24,000
       2005                         1,159,000           17,000
       2006                           716,000              -
       2007                           477,000              -
       Thereafter                     206,000              -
                                   __________          _______
                                   $5,381,000          $59,000
                                   ==========          =======

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)

5.  BANK WAREHOUSE DEBT

    The Fund and its affiliates entered into a revolving credit line with National City Bank that has an aggregated borrowing limit of up to $10 million consisting of revolving credit and loan components. Interest on the facility is calculated at LIBOR plus three percent per annum at the time of borrowing. The interest rate on the outstanding debt at March 31, 2003 was 4.34%. Borrowings under the facility are collateralized by the leases being financed and the underlying equipment being leased. The agreement contains certain covenants pertaining to the Fund and its affiliates, including the maintenance of certain financial ratios. At March 31, 2003, all financial covenants have been met. The facility expires on June 10, 2003 at which time the outstanding principal balance of $3,869,880 is due unless the credit line is renewed.

6.  TRANSACTIONS WITH AFFILIATES

    The General Partner receives an organization and offering expense allowance of 3% of the offering proceeds with respect to expenses incurred in organizing the Fund and offering the units. This expense allowance does not cover underwriting fees or sales commissions.

    The General Partner receives a fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is equal to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment leases, including in each instance, debt it incurs or assumes in connection with the acquisition.

    The General Partner receives a subordinated annual asset management fee of 3% of gross rental payments for operating leases, as defined in the Partnership Agreement, or 2% of gross rental payments for full payout leases, as defined in the Partnership Agreement, or a competitive fee, whichever is less. An operating lease, as defined in the Partnership Agreement, is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease, as defined in the Partnership Agreement, is one in which the gross rental payments, on a net present value basis, are atleast sufficient to recover the purchase price of the equipment. During the Fund's five-year investment period, the management fee will be subordinated to the payment of a cumulative annual distribution to the Fund's limited partners equal to 8% of their capital contributions, as adjusted by distributions deemedto be a return of capital.

    The General Partner receives a subordinated remarketing fee equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission will be subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
MARCH 31, 2003

6.  TRANSACTIONS WITH AFFILIATES (Continued)

    The General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is with the original lessee or its affiliates.

    The General Partner and its parent company are reimbursed by the fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

    Anthem Securities, Inc. (Anthem Securities), an indirect wholly-owned subsidiary of Resources America, receives an underwriting fee of 2% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. Anthem Securities will also receive sales commissions of 8% of the proceeds of each unit sold by it, although it is not anticipated that it will sell a material number of units.

    During the first quarter of 2003, the Fund transferred its checking and investment accounts from The Bancorp Bank ("TBB") to Commerce Bank. The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB.

    The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31, 2003 (unaudited):

    Acquisition fee                     $129,449
    Management fee                         2,816
    Organization and offering expense     80,400
    Reimbursable costs                    20,913
    Selling commissions and
      underwriting fee                   262,399

    Due from related parties at March 31, 2003 represents monies due the Fund from the General Partner and/ or its affiliates for amounts collected and not yet remitted to the Fund.

    Due to related parties at March 31, 2003 represents monies due to the General Partner and/ or its parent company for the fees and costs mentioned above as well as reimbursement for equipment funding.

7.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $81,212 in April 2003 for the month ended March 31, 2003 to all admitted partners as of March 31, 2003. There were no cash distributions paid during the three months ended March 31, 2003.

LEASE EQUITY APPRECIATION FUND I, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Lease Equity Appreciation Fund I, L.P. broke escrow on March 3, 2003. The Fund had revenues of $35,933 for the three months ended March 31, 2003. Earned income from direct financing leases and rentals from operating leases comprised 98% of total revenues. Expenses were $38,024 for the three months ended March 31, 2003.

    The Fund had a net loss of $2,091 for the three months ended
March 31, 2003. The loss per limited partnership unit, after loss allocated to the General Partner was ($0.09) based on a weighted average number of limited partnership units outstanding of 22,059.


ANALYSIS OF FINANCIAL CONDITION

    The Fund raised $2,679,990 from the sale of limited partnership units as of March 31, 2003. The Fund invested the proceeds raised, together with borrowed funds from the bank warehouse line, in direct financing leases of $4,847,955 and operating leases of $62,168 during the quarter ended
March 31, 2003.

    Subsequent to March 31, 2003, the General Partner declared and paid a cash distribution of $81,212 to all admitted partners as of March 31, 2003.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

Item 4:  CONTROLS AND PROCEDURES

    The Chief Executive Officer and Chief Financial Officer of LEAF Asset Management, Inc., the General Partner of the Fund, have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Fund's disclosure controls and procedures as defined in Rules Section 240.13a-14(c) and 240.15d-14(c) are effective.

    There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant de-ficiencies and material weaknesses.

Part II:  Other Information


                     LEASE EQUITY APPRECIATION FUND I, L.P.

                                 March 31, 2003

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibit No.             Description
              -----------             -----------
              99.1                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

              99.2                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

          b)  Reports on Form 8-K:  None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the re-gistrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                     LEASE EQUITY APPRECIATION FUND I, L.P.




           5-15-03     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             of LEAF Asset Management, Inc.



           5-15-03     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and a Director of
                             LEAF Asset Management, Inc.
                             (Principal Executive Officer)



           5-15-03     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Vice Chairman and a Director of
                             LEAF Asset Management, Inc.



           5-15-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Chief Financial Officer and Treasurer of
                             LEAF Asset Management, Inc.
                             (Principal Financial Officer)

     I, Miles Herman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lease Equity Appreciation Fund I, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date:  May 15, 2003


/s/ Miles Herman
____________________________
Miles Herman
President and a Director of LEAF Asset Management, Inc. (The General Partner) (Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lease Equity Appreciation Fund I, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particul-arly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effect-iveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 15, 2003


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

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Lease Equity Appreciation Fund I, L.P. (the "Fund") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Miles Herman, Principal Executive Officer of LEAF Asset Management, Inc., the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Miles Herman
      ________________________
      Miles Herman
      Principal Executive Officer of LEAF Asset Management, Inc.
      May 15, 2003

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Lease Equity Appreciation Fund I, L.P. (the "Fund") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF
Asset Management, Inc., the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Asset Management, Inc.
      May 15, 2003