Form 10-Q
period 2003-06-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2003-08-14
CIK 1169083

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes __X__  No _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Part I:  Financial Information
Item 1:  Financial Statements

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                                 BALANCE SHEETS
                                     ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2003                     2002
                                           ________                 ________

Cash and cash equivalents                 $  294,247                   $1,001

Accounts receivable                          200,937                     -

Due from related parties                     257,814                     -

Net investment in direct
 financing leases                          8,304,683                     -

Equipment under operating leases
 (net of accumulated depreciation
 of $58,597 and $-, respectively)            374,069                     -

                                          __________                   ______

       Total assets                       $9,431,750                   $1,001
                                          ==========                   ======

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

    Lease rents paid in advance           $  113,925                   $ -

    Accounts payable and accrued expenses     58,350                     -

    Due to related parties                   230,475                     -

    Bank warehouse debt                    4,767,118                     -

    Security deposits                         99,870                     -
                                          __________                   ______

       Total liabilities                   5,269,738                     -

Partners' capital                          4,162,012                    1,001
                                          __________                   ______
       Total liabilities and
        partners' capital                 $9,431,750                   $1,001
                                          ==========                   ======


The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Three Months Ended        Six Months Ended
                                   June 30, 2003            June 30, 2003
                                   -------------            -------------
Income:
   Earned income on direct
    financing leases                 $138,872                 $172,283
   Rentals                             67,330                   69,302
   Interest                             1,767                    1,767
   Gain on sale of equipment           19,036                   19,036
   Other                                  755                    1,305
                                     ________                 ________

                                      227,760                  263,693
                                     ________                 ________

Expenses:

Expenses:
   Depreciation                        59,728                   61,504
   Interest expense                    52,249                   64,653
   General and administrative          73,730                   73,845
   General and administrative
    to related party                  158,985                  179,898
   Management fee to related
    party                              23,251                   26,067
                                     ________                 ________

                                      367,943                  405,967
                                     ________                 ________

Net loss                            ($140,183)               ($142,274)
                                     ========                 ========

Net loss per limited
  partnership unit                  ($   3.70)               ($   4.17)
                                     ========                 ========

Weighted average number of
  limited partnership units
  outstanding during the period        37,507                   33,799
                                     ========                 ========




The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                     For the six months ended June 30, 2003
                                  (Unaudited)

                                  General    Limited  Partners
                                  Partner    Units      Amount         Total
                                  _______    _____      ______         _____

Balance, January 1, 2003           $1,000        10  $        1    $    1,001

Partners' contribution                -      50,276   5,028,663     5,028,663

Expenses incurred for the sale
of partnership units                  -        -       (654,024)     (654,024)

Cash distributions                 (1,267)     -       (125,487)     (126,754)

Cash reinvested                      -          557      55,401        55,401

Redemption                            -         (10)         (1)           (1)

Net loss                           (1,423)     -       (140,851)     (142,274)
                                   ______    ______  __________    __________
Balance, June 30, 2003            ($1,690)   50,833  $4,163,702    $4,162,012
                                   ======    ======  ==========    ==========



















The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                            STATEMENT OF CASH FLOWS

                     For the six months ended June 30, 2003
                                  (Unaudited)

Cash flows from operating activities:
     Net loss                                             ($  142,274)
                                                           __________
Adjustments to reconcile net loss to
net cash used in operating activities:
       Depreciation                                            61,504
       Gain on sale of equipment                              (19,036)
       (Increase) decrease in accounts receivable            (200,937)
       (Increase) decrease in due from related parties       (257,814)
       Increase (decrease) in lease rents paid
        in advance                                            113,925
       Increase (decrease) in accounts payable and
        accrued expenses                                       58,350
       Increase (decrease) in due to related parties          230,475
       Increase (decrease) in security deposits                99,870
                                                           __________
                                                               86,337
                                                           __________
     Net cash used in operating activities                    (55,937)
                                                           __________
Cash flows from investing activities:
     Acquisition of equipment under operating lease          (554,059)
     Investment in direct financing leases                 (8,977,745)
     Proceeds from direct financing leases,
      net of earned income                                    673,062
     Proceeds from sale of equipment                          137,522
                                                           __________
     Net cash used in investing activities                 (8,721,220)
                                                           __________
Cash flows from financing activities:
     Proceeds from bank warehouse debt                      6,267,118
     Partners' capital contributions                        5,028,663
     Repayment of bank warehouse debt                      (1,500,000)
     Payment of expenses incurred for
      the sale of partnership units                          (654,024)
     Cash distributed to partners                            (126,754)
     Cash reinvested by partners                               55,401
     Redemption of partner's capital                               (1)
                                                           __________
     Net cash provided by financing activities              9,070,403
                                                           __________

     Increase in cash and cash equivalents                    293,246
     Cash and cash equivalents, beginning
      of period                                                 1,001
                                                           __________
     Cash and cash equivalents, end of period              $  294,247
                                                           ==========
The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2003

                                  (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

    As of June 30, 2003, the Fund had raised $5,028,663 through the sale of 50,276 limited partnership units and $55,401 from the reinvestment of 557 limited partnership units. The Fund seeks to acquire a diversified portfolio of equipment to lease to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing leases from other equipment lessors. The primary objective of the Fund is to generate regular cash distributions to the limited partners from its equipment lease portfolio over the life of the Fund.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS  (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (continued)

date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable recorded during the three and six months ended June 30, 2003.

Income Taxes

    Federal and state income tax laws provide that the income or losses of the Fund are reportable by the partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Statements of Cash Flows

    For purposes of the statements of cash flows, the Fund considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net Income (Loss) per Limited Partnership Unit

    Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to limited partners by the weighted

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) per Limited Partnership Unit (continued)

average number of limited partnership units outstanding during the period.
The weighted average number of units outstanding during the period is computed based on the number of units issued during the period weighted for the days outstanding during the period.

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

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate that FIN 46 will have a material impact on its financial position or results of operations.

     The Fund adopted Statement of Financial Accounting Standard 149 (SFAS
No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement
149 also amends SFAS No. 133 to require a lender to account for loan commit-ments related to mortgage loans that will be held for sale as derivatives.
SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management does not anticipate the adoption of SFAS No. 149 will have a material impact on the Fund's financial position or results of operations.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003.
SFAS No. 150 changes the classification in the statement of financial posi-tion of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial state-ments to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not anticipate the adoption of SFAS No. 150 will have a Material impact on the Fund's financial position or results of operations

3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

    Cash distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received an amount equal to their unpaid cumulative return (8% of their adjusted capital contribution) and thereafter, to investment and reinvestment in investments or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the Limited Partners and 1% to the General Partner.

    Net income for any fiscal period during the reinvestment period (the period commencing with March 3, 2003 and ending five years after the last closing date on which any Limited Partner is admitted) is allocated 99% to the Limited Partners and 1% to the General Partner. Income during the liquidation period will be allocated first to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the Limited Partners and 1% to the General Partner.

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

4.  EQUIPMENT LEASED

    The Fund's direct financing leases are for initial lease terms ranging from 4 to 80 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


4.  EQUIPMENT LEASED (Continued)

    The approximate net investment in direct financing leases as of June 30, 2003 is as follows (unaudited):

     Minimum lease payments to be received      $9,373,000
     Unguaranteed residuals                        279,000
     Unearned rental income                     (1,302,000)
     Unearned residual income                      (45,000)
                                                __________
                                                $8,305,000
                                                ==========

    There was no investment in direct financing leases at December 31, 2002.

    Equipment on lease consists of equipment under operating leases for initial lease terms ranging from 10 to 31 months.

    The future approximate minimum rentals to be received on non-cancelable direct financing and operating leases as of June 30, 2003 are as follows (unaudited):

  Years Ending December 31      Direct Financing      Operating
___________________________    __________________    ___________

       2003                        $1,480,000          $178,000
       2004                         2,756,000           260,000
       2005                         2,303,000           122,000
       2006                         1,486,000            58,000
       2007                           978,000            31,000
       Thereafter                     370,000             1,000
                                   __________          ________
                                   $9,373,000          $650,000
                                   ==========          ========

5.  BANK WAREHOUSE DEBT

    The Fund and its affiliates entered into revolving credit lines with National City Bank (NCB) and Commerce Bank that have an aggregated borrowing limit up to $10 million each consisting of revolving credit and loan com-ponents. Interest on the facilities is calculated at LIBOR plus three percent per annum at the time of borrowing. The interest rate on the out-standing debt at June 30, 2003 was 4.32%. Borrowings under the facilities are collateralized by the leases being financed and the underlying equipment being leased. The agreements contain certain covenants pertaining to the Fund and its affiliates, including the maintenance of certain financial ratios.
At June 30, 2003, all financial covenants have been met. The facility with NCB was extended effective June 10, 2003 until September 30, 2003 at which time the outstanding principal balance of $4,767,118 is due unless the credit line is renewed. The facility with Commerce Bank expires on June 27, 2004. The Fund has no outstanding balance on this facility as of June 30, 2003.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


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

    The General Partner receives a subordinated annual asset management fee of 3% of gross rental payments for operating leases, as defined in the Fund's partnership agreement (the Partnership Agreement), or 2% of gross rental payments for full payout leases, as defined in the Partnership Agree-ment, or a competitive fee, whichever is less. An operating lease, as defined in the Partnership Agreement, is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease, as defined in the Partnership Agreement, is one in which the gross rental payments, on a net present value basis, are at least suf-ficient to recover the purchase price of the equipment. During the Fund's five-year investment period, the management fee will be subordinated to the payment of a cumulative annual distribution to the Fund's limited partners equal to 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

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

    Anthem Securities, Inc. (Anthem Securities), an indirect wholly-owned subsidiary of Resource America, receives an underwriting fee of 2% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. Anthem Securities also receives sales commissions of 8% of the proceeds of each unit sold by it, although it has not sold and does not anticipate that it will sell a material number of units.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


6.  TRANSACTIONS WITH AFFILIATES (Continued)

    During the second quarter of 2003, the Fund invested in a portion of a direct financing lease that was held by another Fund in which LEAF Financial Corporation is a General Partner. The amount invested by the Fund is approx-imately $601,000. The investment was sold to the Fund at its book value and no gain or loss was recorded on this transaction.

    During the first quarter of 2003, the Fund transferred its checking and investment accounts from The Bancorp Bank (TBB) to Commerce Bank. The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB.

    The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended June 30, 2003 (unaudited):

                                    Three Months Ended   Six Months Ended
                                       June 30, 2003       June 30, 2003
                                       -------------       -------------

    Acquisition fee                       $ 98,787            $228,236
    Management fee                          23,251              26,067
    Organization and offering expense       72,122             152,522
    Reimbursable costs                     158,985             179,898
    Selling commissions and
      underwriting fee                     239,103             501,502

    Due from related parties at June 30, 2003 represents monies due the Fund from the General Partner and/or its affiliates for amounts collected and not yet remitted to the Fund.

    Due to related parties at June 30, 2003 represents monies due to the General Partner and/or its parent company for the fees and costs mentioned above as well as reimbursement for equipment funding.

7.  CASH DISTRIBUTION

    During the six months ended June 30, 2003, the General Partner declared and paid cash distributions totaling $126,754 for the months of March, April and May 2003 to all admitted partners as of March 31, April 30 and May 31, 2003.

    The General Partner declared and paid a cash distribution of $29,653 in July 2003 for the month ended June 30, 2003 to all admitted partners as of June 30, 2003.

                     LEASE EQUITY APPRECIATION FUND I, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Lease Equity Appreciation Fund I, L.P. broke escrow and commenced operations on March 3, 2003. The Fund had revenues of $227,760 and $263,693 for the three and six months ended June 30, 2003, respectively. Earned income from direct financing leases and rentals from operating leases comprised 91% and 92% of total revenues for the three and six months ended June 30, 2003, respectively. The Fund also recognized a gain on sale of equipment under an operating lease of $19,036 during the three and six months ended June 30, 2003. Expenses were $367,943 and $405,967 for the three and six months ended June 30, 2003, respectively. The general and administrative expense of $73,730 and $73,845 represents various costs incurred to operate the Fund on a daily basis during the three and six months ended June 30, 2003, respectively. The general and administrative expense to related party of $158,985 and $179,898 for the first three and six months of 2003, respectively, consists of reim-bursements made to the General Partner or its parent for expenses incurred to manage the Fund. Interest expense of $52,249 and $64,653 is the interest incurred on the outstanding warehouse line for the three and six months ended June 30, 2003, respectively.

    The Fund had net income (loss) of ($140,183) and ($142,274) for the three and six months ended June 30, 2003. The income (loss) per limited partnership unit, after income (loss) allocated to the General Partner was ($3.70) and ($4.17) based on a weighted average number of limited partnership units outstanding of 37,507 and 33,799 for the three and six months ended June 30, 2003, respectively.

    The General Partner of the Fund declared and paid cash distributions of $20,098 and $25,444 during the quarter ended June 30, 2003 for the months of April 30 and May 31, 2003, respectively. There was also one cash distri-bution of $29,653 declared and paid in July 2003 for the month ended June 30, 2003. The total amount distributed for the quarter was $75,195. The General Partner declared and paid three cash distributions totaling $126,754 during the six months ended June 30, 2003 for the months of March, April and May 2003.

ANALYSIS OF FINANCIAL CONDITION

    The Fund raised $5,028,663 from the sale of limited partnership units and $55,401 from the reinvestment of cash distributions as of June 30, 2003. The Fund invested the proceeds raised, together with borrowed funds from the bank warehouse line, in direct financing leases of $8,977,745 and operating leases of $554,059 during the six months ended June 30, 2003.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

                     LEASE EQUITY APPRECIATION FUND I, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF FINANCIAL CONDITION (Continued)

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Fund and its affiliates entered into revolving credit facilities with NCB and Commerce Bank that have an aggregated borrowing limit up to
$10 million each.   The average interest rate at June 30, 2003 was 4.32%.
A hypothetical 10% change in the average interest rate applicable to these facilities would change our net income by approximately $18,000.

Item 4:  CONTROLS AND PROCEDURES

    a) Evaluation of disclosure controls and procedures: Based on their evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the principal executive officer and principal financial officer of LEAF
Asset Management, Inc., the General Partner of the Fund, have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q, such disclosure controls and procedures are effective to ensure that infor-mation required to be disclosed by the Fund in reports that it files or submits under the Exchange Act is recorded, processed, summarized and re-ported within the time periods specified in Securities and Exchange Commis-sion rules and forms.

    b) Changes in internal control over financial reporting: During the quarter under report, there was no change in the Fund's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

                     LEASE EQUITY APPRECIATION FUND I, L.P.

                                 June 30, 2003


Part II:  Other Information


Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibit No.             Description
              -----------             -----------
              3(a) & 4                Amended and Restated Agreement of
                                      Limited Partnership*

              31.1                    Rule 13a-14(a)/15d-14(a) Certification

              31.2                    Rule 13a-14(a)/15d-14(a) Certification

              32.1                    Section 1350 Certification

              32.2                    Section 1350 Certification

          b)  Reports on Form 8-K:  None



*Incorporated by reference.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the re-gistrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                     By:  LEAF Asset Management, Inc., General Partner




           8-14-03     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and a Director of
                             LEAF Asset Management, Inc.
                             (Principal Executive Officer)



           8-14-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Chief Financial Officer and Treasurer of
                             LEAF Asset Management, Inc.
                             (Principal Financial Officer)

                                                           Exhibit 31.1

                                CERTIFICATIONS

     I, Miles Herman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lease Equity Appreciation Fund I, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the ef-fectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 14, 2003


/s/ Miles Herman
____________________________
Miles Herman
President and a Director of LEAF Asset Management, Inc. (The General Partner) (Principal Executive Officer)

                                                           Exhibit 31.2

                                CERTIFICATIONS

     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lease Equity Appreciation Fund I, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the ef-fectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 14, 2003


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Chief Financial Officer and Treasurer of LEAF Asset Management, Inc. (The General Partner)
(Principal Financial Officer)

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Lease Equity Appreciation Fund I, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Miles Herman, Principal Executive Officer of LEAF Asset Management, Inc., the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Miles Herman
      ________________________
      Miles Herman
      Principal Executive Officer of LEAF Asset Management, Inc.
      August 14, 2003




      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Lease Equity Appreciation Fund I, L.P. and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Lease Equity Appreciation Fund I, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF
Asset Management, Inc., the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Asset Management, Inc.
      August 14, 2003



      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Lease Equity Appreciation Fund I, L.P. and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.