Form 10-Q
period 2003-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2003-11-14
CIK 1169083

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

                                     ASSETS
                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             2003                     2002
                                           ________                 ________

Cash and cash equivalents                $   385,427                   $1,001

Accounts receivable                          477,465                     -

Other receivable                           2,100,163                     -

Due from related parties                     190,935                     -

Net investment in direct
 financing leases                         16,147,541                     -

Equipment under operating leases
 (net of accumulated depreciation
 of $110,288 and $-, respectively)           357,304                      -

Deferred interest                             12,906                      -

                                         ___________                   ______

       Total assets                      $19,671,641                   $1,001
                                         ===========                   ======

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

    Lease rents paid in advance          $    39,701                   $ -

    Accounts payable and accrued expenses    114,125                     -

    Due to related parties                 1,488,004                     -

    Warehouse lines                        3,202,765                     -

    Loan payable                           7,962,395                     -

    Security deposits                            904                     -
                                         ___________                   ______

       Total liabilities                  12,807,894                     -

Partners' capital                          6,863,747                    1,001
                                         ___________                   ______
       Total liabilities and
        partners' capital                $19,671,641                   $1,001
                                         ===========                   ======
The accompanying notes are an integral part of these financial statements.
                                       2
                     LEASE EQUITY APPRECIATION FUND I, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                 September 30, 2003       September 30, 2003
                                   -------------            -------------
Income:
   Earned income on direct
    financing leases                 $220,633                 $392,916
   Rentals                             57,435                  126,737
   Interest                             2,968                    4,735
   Gain on sale of equipment            9,345                   28,381
   Other                                   70                    1,375
                                     ________                 ________

                                      290,451                  554,144
                                     ________                 ________

Expenses:

Expenses:
   Depreciation                        51,691                  113,195
   General and administrative          93,354                  167,199
   General and administrative
    to related party                  129,825                  309,723
   Interest expense                    73,956                  138,609
   Management fee to related
    party                              13,406                   39,473
                                     ________                 ________

                                      362,232                  768,199
                                     ________                 ________

Net loss                            ($ 71,781)               ($214,055)
                                     ========                 ========

Net loss per limited
  partnership unit                  ($   1.11)               ($   4.49)
                                     ========                 ========

Weighted average number of
  limited partnership units
  outstanding during the period        64,191                   47,180
                                     ========                 ========




The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                  For the nine months ended September 30, 2003
                                  (Unaudited)

                                  General    Limited  Partners
                                  Partner    Units      Amount         Total
                                  _______    _____      ______         _____

Balance, January 1, 2003           $1,000        10  $        1    $    1,001

Partners' contribution               -       83,178   8,257,860     8,257,860

Expenses incurred for the sale
of partnership units                 -         -     (1,055,774)   (1,055,774)

Cash distributions                 (2,369)     -       (234,550)     (236,919)

Distributions reinvested             -        1,127     111,635       111,635

Redemption                           -          (10)         (1)           (1)

Net loss                           (2,141)     -       (211,914)     (214,055)
                                   ______    ______  __________    __________
Balance, September 30, 2003       ($3,510)   84,305  $6,867,257    $6,863,747
                                   ======    ======  ==========    ==========



















The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                            STATEMENT OF CASH FLOWS

                  For the nine months ended September 30, 2003
                                  (Unaudited)

Cash flows from operating activities:
     Net loss                                               ($  214,055)
                                                             __________
Adjustments to reconcile net loss to
net cash used in operating activities:
       Depreciation                                             113,195
       Gain on sale of equipment                                (28,381)
       (Increase) decrease in accounts receivable              (477,465)
       (Increase) decrease in due from related parties         (190,935)
       (Increase) decrease in other receivable               (2,100,063)
       (Increase) decrease in deferred interest                 (12,906)
       Increase (decrease) in lease rents paid in advance        39,701
       Increase (decrease) in accounts payable and
        accrued expenses                                        114,125
       Increase (decrease) in due to related parties          1,488,004
       Increase (decrease) in security deposits                     904
                                                             __________
                                                             (1,053,821)
                                                             __________
     Net cash used in operating activities                   (1,267,876)
                                                             __________
Cash flows from investing activities:
     Acquisition of equipment under operating lease            (657,953)
     Investment in direct financing leases                  (17,413,393)
     Proceeds from direct financing leases,
      net of earned income                                    1,265,852
     Proceeds from sale of equipment                            215,835
                                                             __________
     Net cash used in investing activities                  (16,589,659)
                                                             __________
Cash flows from financing activities:
     Proceeds from warehouse lines                           10,460,726
     Proceeds from loan payable                               7,962,395
     Partners' capital contributions                          8,257,860
     Repayment of warehouse lines                            (7,257,961)
     Payment of expenses incurred for
      the sale of partnership units                          (1,055,774)
     Cash distributed to partners                              (236,919)
     Cash reinvested by partners                                111,635
     Redemption of partner's capital                                 (1)
                                                             __________
     Net cash provided by financing activities               18,241,961
                                                             __________

     Increase in cash and cash equivalents                      384,426
     Cash and cash equivalents, beginning of period               1,001
                                                             __________
     Cash and cash equivalents, end of period                $  385,427
                                                             ==========
The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2003

                                  (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

    As of September 30, 2003, the Fund had raised $8,257,860 through the sale of 83,178 limited partnership units and $111,635 from the reinvestment of cash distributions by limited partners, which is equivalent to 1,127 limited partnership units. The Fund seeks to acquire a diversified portfolio of equipment to lease to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing leases from other equipment lessors. The primary objective of the Fund is to generate regular cash distributions to the limited partners from its equipment lease portfolio over the life of the Fund.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS  (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (continued)

date of the financial statements, and revenues and expenses during the report-ing period. Actual results could differ from those estimates.

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

    Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable recorded during the three and nine months ended September 30, 2003.

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

Recent Accounting Pronouncements

    The Fund adopted FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial posi-tion or results of operations of the Fund.

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate that FIN 46 will have a material impact on its financial position or results of operations.

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

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Fund's financial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003.
SFAS No. 150 changes the classification in the statement of financial posi-tion of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial state-ments to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003.
The adoption of SFAS No. 150 did not have a material impact on the Fund's financial position or results of operations

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

4.  EQUIPMENT LEASED

    The Fund's direct financing leases are for initial lease terms ranging from 3 to 80 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


4.  EQUIPMENT LEASED (Continued)

extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of September 30, 2003 is as follows (unaudited):

     Minimum lease payments to be received     $18,483,000
     Unguaranteed residuals                        285,000
     Unearned rental income                     (2,578,000)
     Unearned residual income                      (42,000)
                                               ___________
                                               $16,148,000
                                               ===========

    There was no investment in direct financing leases at December 31, 2002.

    Equipment on lease consists of equipment under operating leases for initial lease terms ranging from 10 to 31 months.

    The future approximate minimum rentals to be received on non-cancelable direct financing and operating leases as of September 30, 2003 are as follows (unaudited):

  Years Ending December 31      Direct Financing      Operating
___________________________    __________________    ___________

       2003                       $ 1,193,000          $ 60,000
       2004                         5,700,000           187,000
       2005                         4,957,000            59,000
       2006                         3,609,000             6,000
       2007                         2,240,000               -
       Thereafter                     784,000               -
                                  ___________          ________
                                  $18,483,000          $312,000
                                  ===========          ========

5.  WAREHOUSE LINES

    The Fund and affiliates of the General Partner, LEAF Financial Corpora-tion and LEAF Funding, Inc. (the Borrowers), entered into a revolving credit line with National City Bank (NCB) that has an aggregated borrowing limit up to $10 million, consisting of revolving credit and loan components. The Borrowers agreed to be jointly, severally and directly liable for the full and prompt payment of each loan and any other obligations. Liability for each loan will be fully recourse to all of the Borrowers' assets. Interest on the facilities is calculated at LIBOR plus three percent per annum at the time of borrowing. The interest rate on the outstanding debt at September 30, 2003 was 4.12%. Borrowings under the facilities are collateralized by the corporate assets

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


5.  WAREHOUSE LINES (Continued)

of all of the borrowers, the leases being financed, and the underlying equipment being leased. Obligations under this facility are also being guaranteed by Resource America, Inc. The agreements contain certain covenants pertaining to the Fund and its affiliates, including the maintenance of certain financial ratios. At September 30, 2003, all financial covenants have been met. The facility with NCB was extended effective October 2, 2003 until December 31, 2003 at which time the outstanding principal balance which is currently $988,531, is due unless the credit line is renewed. Additionally, the Fund is jointly liable in the event of default of the affiliates of the General Partner for the borrowings of the affiliates of the General Partner under the facility with NCB. At September 30, 2003, borrowings by affiliates of the General Partner under this line were approximately $1,470,000.

    The Fund and the affiliates of the General Partner (the Borrowers) entered into a revolving credit line with Commerce Bank that has an aggregated bor-rowing limit up to $10 million, consisting of revolving credit and loan com-ponents. The Borrowers agreed to be jointly, severally and directly liable for the full and prompt payment of each loan and any other obligations. Liability for each loan will be fully recourse to all of the Borrowers' assets. Out-standing loans will bear interest at one of two rates, elected at the bor-rower's option; (i) the lender's prime rate plus 100 basis points, or (ii) LIBOR plus 300 basis points. The interest rate on the outstanding debt at September 30, 2003 was 4.12%. Borrowings under the facilities are colla-teralized by the corporate assets of all of the borrowers, the leases being financed, and the underlying equipment being leased. Obligations under this facility are also being guaranteed by Resource America, Inc. and the General Partner. The agreements contain certain covenants pertaining to the Fund and the affiliates of the General Partner, including the maintenance of certain financial ratios. At September 30, 2003, all financial covenants have been met. The facility with Commerce Bank expires on June 27, 2004. The Fund had an outstanding balance of $2,214,234 on this facility as of September 30, 2003. Additionally, the Fund is jointly liable in the event of default of the affiliates of the General Partner for the borrowings of these affiliates under the facility with Commerce Bank. At September 30, 2003, borrowings by affiliates of the General Partner under this line were approximately $2,496,000.

    On September 30, 2003, the Fund entered into a financing arrangement with Information Leasing Corporation (Information Leasing), a subsidiary of Provi-dent Bank of Cincinnati, Ohio. Under this arrangement, the Fund assigns speci-fied leases and their related receivables to Information Leasing at a price generally equal to the sum of the receivables, discounted to present value at a rate agreed to at the time of assignment, less an amount agreed to at the time of assignment as a credit reserve. The Fund made its first assignment under this arrangement on September 30, 2003, assigning $8,786,854 of receiv-ables at a discount rate of 5.79% and with a credit reserve of 15% after security deposit and transaction costs, resulting in the Fund's receipt of $7,962,395 in financing. The Fund applied $6,646,521 of the proceeds to partial repayment of the National City Bank and Commerce Bank lines of credit,

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


5.  WAREHOUSE LINES (Continued)

$1,178,704 to a holdback of funds in the credit reserve, $98,965 to a secu-rity deposit, and $5,406 to miscellaneous transaction costs. The balance of $32,799 was remitted to the Fund. Management recorded this transaction as a secured borrowing.

6.  TRANSACTIONS WITH AFFILIATES

    The General Partner and its affiliate, Anthem Securities, Inc. (Anthem Securities), an indirect wholly-owned subsidiary of Resource America, Inc. receive both an organization and offering expense allowance of 3% of the offering proceeds an underwriting fee of 2% of the offering proceeds raised. This expense allowance and fee are contingent upon the gross proceeds raised and are limited in the aggregate to $2,500,000. As of September 30, 2003, the Fund incurred $250,365 and $158,270 of organization and offering expenses and underwriting fees, respectively. There were no charges incurred for the period ended December 31, 2002. These charges are recorded by the Fund as expenses incurred for the sale of partnership units on the Statement of Partners' Capital.

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

    The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended September 30, 2003 (unaudited):

                                    Three Months Ended   Nine Months Ended
                                    September 30, 2003   September 30, 2003
                                    ------------------   ------------------

    Acquisition fee                      $ 100,042            $328,278
    Management fee                          13,406              39,473
    Organization and offering expense       97,843             250,365
    Reimbursable costs                     129,825             309,723
    Selling commissions and
      underwriting fee                     303,907             805,409

    Due from related parties at September 30, 2003 represents monies due the Fund from the General Partner and/or its affiliates for amounts collected and not yet remitted to the Fund.

    Due to related parties at September 30, 2003 represents monies due to the General Partner and/or its parent company for the fees and costs mentioned above as well as reimbursement for equipment fundings.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


7.  CASH DISTRIBUTION

    During the nine months ended September 30, 2003, the General Partner declared and paid cash distributions totaling $236,919 for the months of March through August 2003 to all admitted partners as of March 31 through August 31, 2003.

    The General Partner declared and paid $36,087 and $44,425 of cash distributions in August and September 2003, respectively, for the months of July and August 2003 to all admitted partners as of July 31 and August 31, 2003.

    The General Partner declared and paid a cash distribution of $49,420 in October 2003 for the month ended September 30, 2003 to all admitted partners as of September 30, 2003.

                     LEASE EQUITY APPRECIATION FUND I, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Lease Equity Appreciation Fund I, L.P. broke escrow and commenced operations on March 3, 2003. The Fund had revenues of $290,451 and $554,144 for the three and nine months ended September 30, 2003, respectively. Earned income from direct financing leases and rentals from operating leases comprised 96% and 94% of total revenues for the three and nine months ended September 30, 2003, respectively. The Fund also recognized a gain on sale of equipment under an operating lease of $9,345 and $28,381 during the three and nine months ended September 30, 2003, respectively. Expenses were $362,232 and $768,199 for the three and nine months ended September 30, 2003, respectively. The general and administrative expense of $93,354 and $167,199 represents various costs incurred to operate the Fund on a daily basis during the three and nine months ended September 30, 2003, respectively. The general and administrative expense to related party of $129,825 and $309,723 for the three and nine months ended September 30, 2003, respectively, consists of reimbursements made to the General Partner or its parent for expenses incurred to manage the Fund. Interest expense of $73,956 and $138,609 is the interest incurred on the outstanding warehouse lines for the three and nine months ended September 30, 2003, respectively. The Fund incurred a management fee to related party of $13,406 and $39,473 during the three and nine months ended September 30, 2003, respectively. This fee is calculated as a percentage of gross rental payments on both operating and direct financing leases.

    The Fund had net loss of $71,781 and $214,055 for the three and nine months ended September 30, 2003. The net loss per limited partnership unit, after net loss allocated to the General Partner was $1.11 and $4.49 based on a weighted average number of limited partnership units outstanding of 64,191 and 47,180 for the three and nine months ended September 30, 2003, respec-tively.

    The General Partner of the Fund declared and paid cash distributions of $36,087 and $44,425 during the quarter ended September 30, 2003 for the months of July and August 2003, respectively. There was also a cash distribution of $49,420 declared and paid in October 2003 for the month ended Septem-ber 30, 2003. The total amount distributed for the quarter was $129,932.
The General Partner also declared and paid four cash distributions totaling $156,407 during the nine months ended September 30, 2003 for the months of March through June 2003.

ANALYSIS OF FINANCIAL CONDITION

    The Fund raised $8,257,860 from the sale of limited partnership units and $111,635 from the reinvestment of cash distributions as of September 30, 2003. In connection with the proceeds raised, the Fund is required to pay an organization and offering expense allowance of 3% of the offering proceeds raised and an underwriting fee of 2% of the offering proceeds raised. This expense allowance and fee are contingent upon the gross proceeds raised and limited in the aggregate to $2,500,000. As of September30, 2003, the Fund

                     LEASE EQUITY APPRECIATION FUND I, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF FINANCIAL CONDITION (Continued)

incurred $250,365 and $158,270 of organization and offering expenses and underwriting fees, respectively. There were no charges incurred for the period ended December 31, 2002. The Fund invested the proceeds raised, together with borrowed funds from the bank warehouse line, in direct financing leases of $17,413,393 and operating leases of $657,953 during the nine months ended September 30, 2003.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Fund and its affiliates entered into revolving credit facilities with NCB and Commerce Bank that have an aggregated borrowing limit up to
$10 million each.   The average interest rate at September 30, 2003 was 4.12%.
A hypothetical 10% change to 4.53% in the average interest rate applicable to these facilities would change our net income by approximately $19,000.

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

                               September 30, 2003


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

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                     By:  LEAF Asset Management, Inc., General Partner




           11-14-03     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and a Director of
                             LEAF Asset Management, Inc.
                             (Principal Executive Officer)



           11-14-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Chief Financial Officer and Treasurer of
                             LEAF Asset Management, Inc.
                             (Principal Financial Officer)

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

Date:  November 14, 2003


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

Date:  November 14, 2003


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

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Lease Equity Appreciation Fund I, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Miles Herman, Principal Executive Officer of LEAF Asset Management, Inc., the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Miles Herman
      ________________________
      Miles Herman
      Principal Executive Officer of LEAF Asset Management, Inc.
      November 14, 2003

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Lease Equity Appreciation Fund I, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF
Asset Management, Inc., the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Asset Management, Inc.
      November 14, 2003