Form 10-K/A
period 2002-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2003-12-23
CIK 1169083

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K/A

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

                                 None

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


                     Documents Incorporated by Reference
                     ___________________________________

Except for the cover page on this Form 10-K/A, the registrant's Form 10-K for the year ended September 2003 is hereby incorporated herein by this reference in its entirety.




















































                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEASE EQUITY APPRECIATION FUND I, L.P. (Registrant)
  By:  LEAF ASSET MANAGEMENT, INC., its general partner

  By:    /s/ Miles Herman                   Dated December 23, 2003
       _______________________
       Miles Herman, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the date indicated:



      Signature                       Title                        Date


  /s/ Crit DeMent            Chairman of the Board           December 23, 2003
________________________      of Directors of
Crit DeMent                   LEAF Asset Management, Inc.



  /s/ Miles Herman           President and Director of       December 23, 2003
________________________      LEAF Asset Management, Inc.
Miles Herman                   (Principal Executive Officer)



  /s/ Freddie M. Kotek       Director of                     December 23, 2003
________________________      LEAF Asset Management, Inc.
Freddie M. Kotek



  /s/ George Krusen, Jr.     Chief Financial Officer and     December 23, 2003
________________________      Treasurer of LEAF Asset
George Krusen, Jr.            Management, Inc.
                              (Principal Financial Officer)