Form 10-Q/A
period 2003-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2003-12-31
CIK 1169083

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q/A

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

                                     ASSETS
                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             2003                     2002
                                           ________                 ________

Cash and cash equivalents                $   385,427                   $1,001

Accounts receivable                          477,465                     -

Other receivable                           2,100,063                     -

Due from related parties                     190,935                     -

Net investment in direct
 financing leases                         16,147,541                     -

Equipment under operating leases
 (net of accumulated depreciation
 of $110,288 and $-, respectively)           357,304                      -

Deferred interest                             12,906                      -

                                         ___________                   ______

       Total assets                      $19,671,641                   $1,001
                                         ===========                   ======

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

    Lease rents paid in advance          $    39,701                   $ -

    Accounts payable and accrued expenses    114,125                     -

    Due to related parties                 1,465,609                     -

    Warehouse lines                        3,202,765                     -

    Loan payable                           7,962,395                     -

    Security deposits                            904                     -
                                         ___________                   ______

       Total liabilities                  12,785,499                     -

Partners' capital                          6,886,142                    1,001
                                         ___________                   ______
       Total liabilities and
        partners' capital                $19,671,641                   $1,001
                                         ===========                   ======
The accompanying notes are an integral part of these financial statements.
                                       2
                     LEASE EQUITY APPRECIATION FUND I, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                 September 30, 2003       September 30, 2003
                                   -------------            -------------
Income:
   Earned income on direct
    financing leases                 $220,633                 $392,916
   Rentals                             57,435                  126,737
   Interest                             2,968                    4,735
   Gain on sale of equipment            9,345                   28,381
   Other                                   70                    1,375
                                     ________                 ________

                                      290,451                  554,144
                                     ________                 ________

Expenses:

Expenses:
   Depreciation                        51,691                  113,195
   General and administrative          93,354                  167,199
   General and administrative
    to related party                  129,825                  309,723
   Interest expense                    73,956                  138,609
   Management fee to related
    party                              13,406                   39,473
                                     ________                 ________

                                      362,232                  768,199
                                     ________                 ________

Net loss                            ($ 71,781)               ($214,055)
                                     ========                 ========

Net loss per limited
  partnership unit                  ($   1.11)               ($   4.49)
                                     ========                 ========

Weighted average number of
  limited partnership units
  outstanding during the period        64,191                   47,180
                                     ========                 ========




The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                  For the nine months ended September 30, 2003
                                  (Unaudited)

                                  General    Limited  Partners
                                  Partner    Units      Amount         Total
                                  _______    _____      ______         _____

Balance, January 1, 2003           $1,000        10  $        1    $    1,001

Partners' contribution               -       83,178   8,257,860     8,257,860

Expenses incurred for the sale
of partnership units                 -         -     (1,033,379)   (1,033,379)

Cash distributions                 (2,369)     -       (234,550)     (236,919)

Distributions reinvested             -        1,127     111,635       111,635

Redemption                           -          (10)         (1)           (1)

Net loss                           (2,141)     -       (211,914)     (214,055)
                                   ______    ______  __________    __________
Balance, September 30, 2003       ($3,510)   84,305  $6,889,652    $6,886,142
                                   ======    ======  ==========    ==========



















The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                            STATEMENT OF CASH FLOWS

                  For the nine months ended September 30, 2003
                                  (Unaudited)

Cash flows from operating activities:
     Net loss                                               ($  214,055)
                                                             __________
Adjustments to reconcile net loss to
net cash used in operating activities:
       Depreciation                                             113,195
       Gain on sale of equipment                                (28,381)
       (Increase) decrease in accounts receivable              (477,465)
       (Increase) decrease in due from related parties         (190,935)
       (Increase) decrease in other receivable               (2,100,063)
       (Increase) decrease in deferred interest                 (12,906)
       Increase (decrease) in lease rents paid in advance        39,701
       Increase (decrease) in accounts payable and
        accrued expenses                                        114,125
       Increase (decrease) in due to related parties          1,465,609
       Increase (decrease) in security deposits                     904
                                                             __________
                                                             (1,076,216)
                                                             __________
     Net cash used in operating activities                   (1,290,271)
                                                             __________
Cash flows from investing activities:
     Acquisition of equipment under operating lease            (657,953)
     Investment in direct financing leases                  (17,413,393)
     Proceeds from direct financing leases,
      net of earned income                                    1,265,852
     Proceeds from sale of equipment                            215,835
                                                             __________
     Net cash used in investing activities                  (16,589,659)
                                                             __________
Cash flows from financing activities:
     Proceeds from warehouse lines                           10,460,726
     Proceeds from loan payable                               7,962,395
     Partners' capital contributions                          8,257,860
     Repayment of warehouse lines                            (7,257,961)
     Payment of expenses incurred for
      the sale of partnership units                          (1,033,379)
     Cash distributed to partners                              (236,919)
     Cash reinvested by partners                                111,635
     Redemption of partner's capital                                 (1)
                                                             __________
     Net cash provided by financing activities               18,264,356
                                                             __________

     Increase in cash and cash equivalents                      384,426
     Cash and cash equivalents, beginning of period               1,001
                                                             __________
     Cash and cash equivalents, end of period                $  385,427
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

Accounting for Transfers and Servicing of Financial Assets and Extinguish-ments of Liabilities

    The Company accounts for its transfers and servicing assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revised the accounting and reporting for transfers and servicing of financial assets and extinguish-ments of liabilities. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

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

    Net losses for any fiscal period are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have been allocated losses equal to the excess, if any, of their aggregated capital account

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS (Continued)

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
                                  ===========          ========

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


5.  WAREHOUSE LINES

    The Fund and affiliates of the General Partner, LEAF Financial Corpora-tion and LEAF Funding, Inc. (the Borrowers), entered into a revolving credit line with National City Bank (NCB) that has an aggregated borrowing limit up to $10 million, consisting of revolving credit and loan components. The Borrowers agreed to be jointly, severally and directly liable for the full and prompt payment of each loan and any other obligations. Liability for each loan will be fully recourse to all of the Borrowers' assets. Interest on the facilities is calculated at LIBOR plus three percent per annum at the time of borrowing. The interest rate on the outstanding debt at September 30, 2003 was 4.12%. Borrowings under the facilities are collateralized by the corporate assets of all of the borrowers, the leases being financed, and the underlying equipment being leased. Obligations under this facility are also being guaranteed by Resource America, Inc. The agreements contain certain covenants pertaining to the Fund and its affiliates, including the maintenance of certain financial ratios. At September 30, 2003, all financial covenants have been met. The facility with NCB was extended effective October 2, 2003 until December 31, 2003 at which time the outstanding principal balance which is currently $988,531, is due unless the credit line is renewed. Additionally, the Fund is jointly liable in the event of default of the affiliates of the General Partner for the borrowings of the affiliates of the General Partner under the facility with NCB. At September 30, 2003, borrowings by affiliates of the General Partner under this line were approximately $1,470,000.

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

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


5.  WAREHOUSE LINES (Continued)

    On September 30, 2003, the Fund entered into a financing arrangement with Information Leasing Corporation (Information Leasing), a subsidiary of Provident Bank of Cincinnati, Ohio. Under this arrangement, the Fund assigns specified leases and their related receivables to Information Leasing at a price generally equal to the sum of the receivables, discounted to present value at a rate agreed to at the time of assignment, less an amount agreed to at the time of assignment as a credit reserve. The Fund made its first assignment under this arrangement on September 30, 2003, assigning $8,786,854 of receivables at a discount rate of 5.79% and with a credit reserve of 15% after security deposit and transaction costs, resulting in the Fund's receipt of $7,962,395 in financing. The Fund applied $6,646,521 of the proceeds to partial repayment of the National City Bank and Commerce Bank lines of credit, $1,178,704 to a holdback of funds in the credit reserve, $98,965 to a security deposit, and $5,406 to miscellaneous trans-action costs. The balance of $32,799 was remitted to the Fund. This trans-action was recorded as a secured borrowing in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguish-ments of Liabilities."

6.  TRANSACTIONS WITH AFFILIATES

    The General Partner and its affiliate, Anthem Securities, Inc. (Anthem Securities), an indirect wholly-owned subsidiary of Resource America, Inc. receive both an organization and offering expense allowance of 3% of the offering proceeds an underwriting fee of 2% of the offering proceeds raised. This expense allowance and fee are contingent upon the gross proceeds raised and are limited in the aggregate to $2,500,000. As of September 30, 2003, the Fund incurred $251,085 and $156,459 of organization and offering expenses and underwriting fees, respectively. There were no charges incurred for the period ended December 31, 2002. These charges are recorded by the Fund as expenses incurred for the sale of partnership units on the Statement of Partners' Capital.

    The General Partner receives a fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is equal to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment leases, including in each instance, debt it incurs or assumes in connection with the acquisition.

    The General Partner receives a subordinated annual asset management fee of 3% of gross rental payments for operating leases, as defined in the Fund's partnership agreement (the Partnership Agreement), or 2% of gross rental payments for full payout leases, as defined in the Partnership Agree-ment, or a competitive fee, whichever is less. An operating lease, as defined in the Partnership Agreement, is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease, as defined in the Partnership Agreement, is one in which the gross rental payments, on a net present value basis, are at least suf-

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


6.  TRANSACTIONS WITH AFFILIATES (Continued)

ficient to recover the purchase price of the equipment. During the Fund's five-year investment period, the management fee will be subordinated to the payment of a cumulative annual distribution to the Fund's limited partners equal to 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

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

    The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended September 30, 2003 (unaudited):

                                    Three Months Ended   Nine Months Ended
                                    September 30, 2003   September 30, 2003
                                    ------------------   ------------------

    Acquisition fee                      $ 100,042            $328,278
    Management fee                          13,406              39,473
    Organization and offering expense       98,562             251,085
    Reimbursable costs                     129,825             309,723
    Selling commissions and
      underwriting fee                     282,982             782,294

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

ANALYSIS OF FINANCIAL CONDITION (Continued)

incurred $251,085 and $156,459 of organization and offering expenses and underwriting fees, respectively. There were no charges incurred for the period ended December 31, 2002. The Fund invested the proceeds raised, together with borrowed funds from the bank warehouse line, in direct financing leases of $17,413,393 and operating leases of $657,953 during the nine months ended September 30, 2003.

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

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                     By:  LEAF Asset Management, Inc., General Partner




           12-31-03     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and a Director of
                             LEAF Asset Management, Inc.
                             (Principal Executive Officer)



           12-31-03     By:  /s/ George Krusen, Jr.
                             ____________________________
                             George Krusen, Jr.
                             Chief Financial Officer and Treasurer of
                             LEAF Asset Management, Inc.
                             (Principal Financial Officer)

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

Date:  December 31, 2003


/s/ Miles Herman
____________________________
Miles Herman
President and a Director of LEAF Asset Management, Inc. (The General Partner) (Principal Executive Officer)

                                                           Exhibit 31.2

                                CERTIFICATIONS

     I, George Krusen, Jr., certify that:

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

Date:  December 31, 2003


/s/ George Krusen, Jr.
____________________________
George Krusen, Jr.
Chief Financial Officer and Treasurer of LEAF Asset Management, Inc. (The General Partner)
(Principal Financial Officer)

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



      /s/ Miles Herman
      ________________________
      Miles Herman
      Principal Executive Officer of LEAF Asset Management, Inc.
      December 31, 2003

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Lease Equity Appreciation Fund I, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Krusen, Jr., Principal Financial Officer of LEAF
Asset Management, Inc., the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ George Krusen, Jr.
      ________________________
      George Krusen, Jr.
      Principal Financial Officer of LEAF Asset Management, Inc.
      December 31, 2003