Form 10-K
period 2003-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2004-03-30
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the year ended December 31, 2003

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________ to ______________

Commission file number 333-84730

LEASE EQUITY APPRECIATION FUND I, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	68-0492247 (I.R.S. Employer Identification No.)

1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103
Address of principal executive offices) (Zip Code)

(215) 574-1636
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class None	Name of Each Exchange on Which Registered Not applicable

Securities registered pursuant to Section 12 (g) of the Act:

None

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

Indicate by check if disclosures filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) of the Act. Yes ____ No__X__

As of June 30, 2003, 47,322 units of limited partner interest were held by non-affiliates of the registrant. There is no public market for the registrant’s equity securities.

DOCUMENTS INCORPORATED BY REFERENCE
None

LEASE EQUITY APPRECIATION FUND I, L.P.

INDEX TO ANNUAL REPORT
ON FORM 10-K

		Page
PART I
ITEM 1:	Business	3 - 11
ITEM 2:	Properties	11
ITEM 3:	Legal Proceedings	11
ITEM 4:	Submission of Matters to a Vote of Security Holders	12
PART II
ITEM 5:	Market for Registrant's Common Equity and Related Stockholder Matters	12 - 13
ITEM 6:	Selected Financial Data	13
ITEM 7:	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	14 - 17
ITEM 7A:	Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 8:	Financial Statements and Supplementary Data	18 - 32
ITEM 7:	Changes in and Disagreements with Accountants on Accounting and	33
	and Financial Disclosure	33
ITEM 9A:	Controls and Procedures	35
PART III
ITEM 10:	Directors and Executive Officers of the Registrant	34 - 35
ITEM 11:	Executive Compensation	36
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management	36
ITEM 13:	Certain Relationships and Related Transactions	36
ITEM 14:	Principal Accountant Fees and Services	37
PART IV
ITEM 15:	Exhibits, Financial Statement Schedules and Reports on Form 8-K	38
SIGNATURES		39

Forward-Looking Statements

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT’S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT’S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. FOR A MORE COMPLETE DISCUSSION OF THE RISKS AND UNCERTAINTIES TO WHICH WE ARE SUBJECT, SEE “RISK FACTORS” BELOW.

PART I

ITEM 1.       BUSINESS

General

        Lease Equity Appreciation Fund I, L.P. (the “Fund”), is a Delaware limited partnership, was formed on January 31, 2002. The Fund is currently conducting an offering of a maximum of 500,000 limited partner units for aggregate maximum gross proceeds of $50,000,000. On March 3, 2003, upon selling the minimum amount of the offering, we broke escrow and commenced operations. As of December 31, 2003 we have sold 95,693 limited partner units raising $8,327,128, net of offering fees. The offering will end no later than August 15, 2004.

        We are managed by LEAF Asset Management, Inc.(“LEAF,”) our General Partner. Our General Partner is a wholly-owned subsidiary of LEAF Financial Corp. and an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”) (Nasdaq: REXI). Our General Partner and its affiliates are responsible for originating, managing and disposing of our lease and equipment portfolio.

        The Fund acquires diversified portfolios of equipment that are leased to third parties. The Fund may also acquire portfolios of equipment subject to existing leases from other equipment lessors. The principal objective of the Fund is to generate regular cash distributions to the Limited Partners. We expect that the equipment we lease will be principally for general business and industrial use and we will focus on the small to mid sized business market, generally businesses with 500 or fewer employees, $1 billion or less in total assets or $100 million or less in total annual sales. We specialize in financing business essential equipment within a price range of $20,000 to $2 million. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, industrial equipment, medical equipment and telecommunications equipment.

        The Fund entered into both operating leases and direct financing leases. Under operating leases, the rent we receive on a net present value basis will be in an amount that, when taken together with the amount we estimate we will receive from selling or re-leasing the equipment, or from extension payment, after the termination of the initial lease, which we call the (“residual,”) will be sufficient to return our invested capital plus an appropriate return. Under direct financing leases, the rent over the term of the lease will return our invested capital plus an appropriate return without consideration of the residual and the lessee may acquire the equipment at the end of the lease term for a nominal amount.

        The Fund commenced operations on March 3, 2003. As of December 31, 2003, our portfolio contained 566 equipment leases with 517 individual end users. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of December 31, 2003, we had invested $467,592 in equipment under operating leases and $26,321,445 in equipment under direct financing leases for a total of $26,789,037 in original equipment cost. We describe our financing in “—Debt Facilities.” Our average original equipment cost per equipment lease transaction was $47,538.

Our Principal Objectives

        Our principal objectives are to invest in a diversified portfolio of equipment for lease to end users, or to acquire equipment subject to existing leases, in order to:

o	preserve, protect and return invested capital;

o	generate regular cash distributions to Limited Partners during the period ending five years after the offering terminates;

o	reinvest revenues, after payment of our expenses, establishment of appropriate reserves and making specified distributions to partners, in purchases of additional equipment during the period ending five years after the offering terminates; and

o	provide additional cash distributions after the end of the five-year reinvestment period and until all of our equipment has been sold.

Our Lease Portfolio

        The following schedules detail the type and percentage of the various types of equipment leased by the Fund under the operating and direct financing leases as of December 31, 2003:

Direct Financing Leases:

Type of Equipment	Percentage
Climate Control Systems	3.2%
Furniture	3.8
General Office Equipment	42.2
Industrial Equipment	17.1
Medical Equipment	21.2
Other	12.5

100.0%

4 Operating Leases:

Type of Equipment	Percentage of Equipment
Climate Control Systems	13.3%
General Office Equipment	37.9
Industrial Equipment	16.5
Medical Equipment	32.3

100.0%

        The following schedules detail the type of business and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing leases as of December 31, 2003:

Direct Financing Leases:

Type of Business	Percentage
Automotive Dealers/Gasoline Stations and Repair	7.1%
Diversified Financial/Banking/Insurance/Engineering	23.2
Manufacturing / refining	13.9
Medical	28.7
Education	1.2
Wholesale Trade	2.7
Other	23.3

100.0%

Operating Leases:

Type of Business	Percentage
Restaurants	13.3%
Diversified Financial/Banking/Insurance/Engineering	4.0
Construction	14.7
Medical	32.3
Publishing/printing	5.5
Wholesale Trade	22.2
Other	8.0

100.0%

        As of December 31, 2003, the average initial term of our leases (in months) was 42 months and the weighted average initial term (based on initial cost) of our leases (in months) was 47 months and 17% of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.

Asset Quality

        In evaluating our allowance for possible losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. As of December 31, 2003, our credit evaluation indicated that we needed a $5,000 allowance for possible losses for our lease assets.

        The following table sets forth our allowance for possible losses as of December 31, 2003, and the related provisions for credit losses, write-offs and recoveries for such periods:

Balance at beginning of period	$--
Provision for credit losses	5,000
Net write-offs	--

Balance at end of period	$5,000

Debt Facilities

        We have augmented the proceeds of our offering with borrowings and intend to continue to finance a significant portion of the cost of the equipment we acquire. We are not limited in the amount of debt, including financings through securitizations, we may incur. Our ability to obtain financing will, however, depend upon our General Partner’s assessment of whether funds are available at rates and upon terms that are economically advantageous to us. As a result, the amount of our financings may vary significantly from our expectations.

         The Fund and its affiliates entered into revolving credit lines with National City Bank and Commerce Bank that had an aggregated borrowing limit up to $10 million each consisting of revolving credit and loan components. Interest on the facilities was LIBOR plus three percent per annum at the time of borrowing. Borrowings under the facilities were collateralized by the leases being financed and the underlying equipment being leased. On December 19, 2003 we paid off the outstanding balances under the revolving credit facilities. Simultaneously with those payments, we were, at our request, released from any obligations under the facilities and removed as a borrower.

        As of December 31, 2003 the outstanding balance of the secured financing we have obtained from two lenders was $20,386,402. These loans are described below.

        On November 26, 2003, we entered into a Master Loan and Security Agreement with OFC Capital, a division of ALFA Financial Corporation. Under the terms of the loan agreement, from time to time OFC will make available to us loans in an aggregate principal amount not to exceed $15 million. Each loan under the agreement will equal 93% of the aggregate payments due under the related equipment lease or equipment finance transaction that collateralizes such loan, discounted at an interest rate of 6.9%. Each loan will be funded subject to a credit reserve of 3% of the loan amount. OFC made its first loan on December 19, 2003, in the aggregate amount of $13,056,516. Of this amount, $421,937 of the funds loaned are held in a credit reserve. The balance is due January 15, 2009.

        On September 29, 2003 we entered into a financing arrangement with Information Leasing Corporation, a subsidiary of Provident Bank of Cincinnati, Ohio. Under this arrangement, we assign specified leases and their related receivables to Information Leasing at a price generally equal to the sum of the receivables, discounted to present value at a rate agreed to at the time of assignment, less an amount agreed to at the time of assignment as a credit reserve. We made our first assignment under this arrangement on September 30, 2003, assigning $8,786,854 of receivables at a discount rate of 5.79% and with a credit reserve of 15% after security deposit and transaction costs, resulting in our receipt of $7,962,395 in financing. We applied $6,646,521 of the proceeds to partially repay the then–existing lines of credit, $1,173,694 to a holdback of funds in the credit reserve, $98,965 to a security deposit, and $5,406 to miscellaneous transaction costs. The balance of $32,799 was remitted to us. As of December 31, 2003, the outstanding balance under this financing arrangement was $7,329,886. The loan is repayable as payments are made under the leases or equipment finance transactions collateralizing the loan, with a final maturity date of October 13, 2009.

        We will seek to establish a warehouse credit facility to provide short-term funding for our investments in lease receivables. We anticipate this short-term financing will be provided by a bank and secured by our lease receivables. We plan to repay warehouse borrowings from the proceeds of commercial paper, or CP, conduit securitization financing facilities we will seek to obtain.

Agreements with General Partner

        The Fund is affiliated with the General Partner, LEAF and its subsidiaries, (“Affiliates”). The Fund is dependent upon the resources and services provided by the General Partner and these Affiliates.

        The Fund does not directly employ any persons to manage or operate its business. These functions are provided by the General Partner and employees of LEAF and/or its Affiliates.

        Our General Partner and its affiliates receive substantial fees and other compensation from us.

o	Our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. During 2003, the General Partner received cash distributions of $4,794, of which $657 was paid in January 2004 (declared December 2003).

o	Our General Partner receives an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses paid to the General Partner were $285,249, during the year ended December 31, 2003.

o	Our General Partner receives fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner were $516,239, during the year ended December 31, 2003.

o	Our General Partner receives a subordinated annual asset management fee of either 3% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases. During the five-year reinvestment period, the management fee will be subordinated to the payment to Limited Partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. We paid asset management fees of $73,095 during the year ended December 31, 2003.

7

o	Our General Partner will receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our Limited Partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No fees were paid during the year ended December 31, 2003.

o	Our General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the year ended December 31, 2003.

o	Our General Partner will be reimbursed for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed expenses paid to the General Partner were $594,985, during the year ended December 31, 2003.

o	Anthem Securities, Inc., which is the dealer-manager for the offering of our units and an affiliate of our General Partner, receives an underwriting fee of 2% of the offering proceeds for obtaining and managing the group of broker-dealers who will sell the units in this offering. From this fee, Anthem Securities may reimburse selling broker-dealers up to 1% of the proceeds of each unit sold by them for marketing expenses. Anthem Securities also receives sales commissions of 8% of the proceeds of each unit sold by it. Underwriting fees of $179,185 and sales commissions of $716,741 were paid to Anthem Securities, during the year ended December 31, 2003

Competition The equipment leasing business is highly fragmented and competitive. We compete with:

o	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

o	captive finance and leasing companies affiliated with major equipment manufacturers; and

o	other sources of equipment lease financing, including other publicly-offered partnerships.

        Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we have. Competition with these entities may reduce the creditworthiness of potential lessees or borrowers to whom we have access or decrease our yields. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases or loans at rates which are less than ours, potentially forcing us to lower our rates or lose origination volume.

Employees

         The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner or an affiliate of the General Partner.

8

Risks Inherent in Our Business

Our success will be subject to risks inherent in the equipment leasing business, any of which may affect our ability to operate profitably.

        A number of factors may affect our ability to operate profitably. These include:

o	the quality of the equipment we lease;

o	the continuing strength of the equipment manufacturers;

o	the timing of equipment purchases and our ability to forecast technological advances;

o	technological and economic obsolescence;

o	changes in economic conditions, including fluctuations in demand for equipment, interest rates and inflation rates;

o	defaults by lessees; and

o	increases in our expenses, including labor, tax and insurance expenses.

Higher than expected equipment lease defaults may result in losses.

        Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. While we will seek to repossess and re-lease or sell the equipment subject to a defaulted lease, we may not be able to do so on advantageous terms. If a lessee files for protection under the bankruptcy laws, we may experience difficulties and delays in recovering the equipment from the defaulting lessee. The equipment may be returned in poor condition and we may be unable to enforce important lease provisions against an insolvent lessee, including the contract provisions that require the lessee to return the equipment in good condition. In some cases, a lessee’s deteriorating financial condition may make trying to recover what the lessee owes impractical. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee or purchaser for the equipment may be high and may affect our ability to make distributions or result in a loss to us. If a lessee defaults on a lease we acquired using borrowed funds or subsequently financed, the entire proceeds from the re-leased or sold equipment will typically first be applied to payment of the financing and only after full repayment would we be entitled to any remaining proceeds. In these circumstances, we may lose some or all of our investment in the equipment.

Using “leverage” to build our portfolio subjects us to the risk that our revenues may not be sufficient to cover our operating costs plus debt service and, consequently, may result in losses.

        While leverage can enhance our return on invested capital, if the return on investments we finance fails to cover the fixed cost of the financings, or if the return is negative, our ability to make distributions will be impaired and the value of our net assets will decline more rapidly than would be the case in the absence of leverage. We may pledge some or our entire portfolio as collateral for our financings. If we are unable to pay our debt service because of the failure of our lessees or borrowers to make lease payments, or due to other factors, we may lose the pledged collateral. Lenders or securitizers may require covenants that could restrict our flexibility in the future. In order to repay our financing, we may be required to dispose of assets at a time we would otherwise not do so.

If we are unable to realize the residual value of our equipment, we may incur losses.

        Our ability to recover the full equipment purchase price and our expected return in connection with an operating lease depends on the potential value of the equipment once the primary lease term expires. We call this the “residual value.” The residual value will depend upon numerous factors beyond our control, including:

o	whether the original lessee desires to retain the equipment;

o	the cost of comparable new equipment;

o	the obsolescence or poor condition of the leased equipment; and

o	the existence of a secondary market for the type of used equipment.

Interest rate changes may reduce the value of our portfolio and our returns on it.

        Changes in interest rates will affect the market value of our portfolio. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where it has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. Interest rate changes will also affect the return we obtain on new equipment leases. During a period of declining rates, our reinvestment of rental payments may be at lower rates than we obtained in prior equipment leases or the equipment leases being repaid, thereby reducing our gross revenues. Also, increases in interest on financing we obtain will not necessarily be reflected in increased rates of return on the equipment leases funded through that debt, which would adversely affect our net return on them. Accordingly, interest rate changes may materially affect our revenues, which in turn may affect the amount we are able to distribute to Limited Partners.

Current economic conditions may adversely affect our ability to build our portfolio.

        The current economic slowdown in the United States may adversely affect our ability expeditiously to invest the proceeds of this offering as businesses seek aggressively to reduce their costs. This may result in distributions to partners that, in the initial period of our operations, may be less than if the proceeds were fully invested. The economic slowdown has also reduced interest rates which may reduce the returns we can obtain on our leases and, as a consequence, the distributions we can make to partners. Continuation of current conditions, or recurrence of these conditions, may reduce our income or partnership distributions, increase our delinquencies or defaults and reduce our ability to obtain financing to build our portfolio.

Damage or disruptions to our General Partner’s operating systems could make us less attractive as a source of equipment leases.

        Our ability to originate leases, manage our operations and realize residual values from our equipment leases depends upon the operating systems of our General Partner, particularly its computer, telecommunications and related equipment, and its ability to protect those systems against damage or disruptions from power loss, telecommunications failure, computer intrusions or viruses or similar adverse events. Although our General Partner has implemented security and protective measures, our General Partner’s systems could still be vulnerable. Any damage or disruption to these systems could make us less attractive to customers as a source of equipment leases.

We may be unable to obtain insurance for certain types of losses.

        While our equipment leases generally require lessees or borrowers to have comprehensive insurance on the equipment under lease and to assume the risk of loss, some losses may be either uninsurable or not economically insurable, such as from war or earthquakes. Furthermore, we can neither anticipate nor obtain insurance against all possible contingencies that may affect the equipment. If an event against which we have no insurance were to occur, we could lose some or all of our investment in the affected equipment.

If we are, or become, subject to usury laws, it could result in reduced revenues or, possibly, lags on our investment.

        Equipment leases have sometimes been deemed to be loan transactions subject to state usury laws. These laws impose maximum interest rates that may be charged on loans as well as penalties for violation, including restitution of excess interest and unenforceability of debt. We seek to structure our leases so that they will not be deemed to be loans or to violate state usury laws. However, uncertainties in the application of some laws may result in inadvertent violations which could result in reduced investment returns or, possibly, loss on an investment.

Investments in joint ventures may be subject to risks that our co-venturer may have different business objectives than ours.

        Our partnership agreement permits us to invest in joint ventures. Investing in joint ventures involves risks not present when directly investing in equipment to lease to end users. These risks include the possibility that our co-venturer may have business or economic objectives or interests that are inconsistent with ours and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-venturer might subject equipment leases owned by the venture to liabilities greater than those we contemplate. Also, when more than one person controls a venture, there may be a stalemate, or impasse, on decisions, including decisions regarding a proposed sale or other transfer of assets. Moreover, while our partnership agreement requires that any joint venture arrangement contain provisions permitting one venturer to buy the equipment from the other co-venturer in the case of a sale, it may not have the resources to do so.

ITEM 2.      PROPERTIES

        We do not own or lease any real estate.

ITEM 3.       LEGAL PROCEEDINGS

        We are not subject to any pending legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our Limited Partners during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

        Our limited partner units are not publicly traded. As of December 31, 2003, we had 248 limited partners.

        We are currently offering units of our limited partnership interest pursuant to a registration statement (File No. 333-84730) that was made effective by the Securities and Exchange Commission on August 15, 2002, when the offering commenced. The dealer manager for the offering is Anthem Securities. We registered the sale of 500,000 units of limited partnership interest at an aggregate offering price of $50 million. As of March 19, 2004, we had sold 105,748 units for an aggregate offering price of $10,555,954.

        The following table shows the use of proceeds from the offering since the effective date of the registration statement through December 31, 2003.

Offering proceeds	Offering Proceeds
$9,371,139
Expenses:
Sales commission (1)(2)	$(716,741)
Underwriting fess (1)(2)	(179,185)
Organization and offering expenses (3)	(285,249)

Public offering expenses	(1,181,175)

Net offering proceeds	8,189,964
Reserves	170,198

Total proceeds available for investment	$8,019,766

Use of proceeds for investment (estimated):
Used in operations(4)	700,000
Acquisition of lease portfolios (5)	6,300,000
Working capital	1,019,766

(1)	We did not pay sales commissions or underwriting fees with respect to the 6,072.9 units sold to our General Partner, the selling dealers or their affiliates.

12

(2)	Paid to an affiliate of the General Partner.
(3)	Paid to the General Partner.
(4)	The General Partner was reimbursed $594,985 for operating expenses and paid asset management fees of $73,095.
(5)	Included are asset acquisition fees of $516,237 that were paid to the General Partner.

ITEM 6.        SELECTED FINANCIAL DATA

        The following selected financial data should be read together with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. We have derived the selected financial data set forth below for the year ended December 31, 2003 and at December 31, 2003 from our financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, certified independent accountants. The financial data for the period ended December 31, 2003 is for the period beginning with the inception of our operations on March 3, 2003 through December 31, 2003; and, accordingly, we deem March 3, 2003 to be the commencement of our operations and we refer to the period from that date through December 31, 2003 to as the year ended December 31, 2003.

For the Year Ended December 31, 2003
Interest, rental and fee income	$ 969,369
Interest expense	$ 321,472
General and administrative expenses, including reimbursed expenses–related party	$ 807,151
Net loss	$ (396,285)
Distributions to Partners	$ 479,744
Net loss per limited partnership unit	$ (6.48)
Weighted average number of limited partnership units outstanding during the year	61,149
Distributions declared per limited partner unit	$ 8.70

	As of December 31,
	2003	2002
Total assets	$ 28,236,400	$ 1,001
Equipment under operating leases (net of accumulated depreciation)	$ 313,479	$ --
Net investment in direct financing leases	$ 24,240,624	$ --
Debt	$ 20,386,402	$ --
Partners' capital	7,452,099	$ 1,001

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Forward-Looking Statements

        When used in this Form 10-K the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of this report, under the caption “Risk Factors.” These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

General

        Lease Equity Appreciation Fund I, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 31, 2002. In August, 2002 we began our offering of 500,000 limited partner units. LEAF Asset Management, Inc. is the General Partner of the Fund. The Fund is currently conducting an offering of a maximum of 500,000 limited partner units for aggregate maximum gross proceeds of $50,000,000. Under the terms of our offering, subscriptions received were held in escrow until we reached the required minimum subscriptions of 20,000 limited partner units. On March 3, 2003, upon reaching the offering minimum, we broke escrow and commenced operations. As of December 31, 2003, we had sold 95,693 limited partner units raising $8,327,128, net of offering costs. The offering will end no later than August 15, 2004.

        The Fund acquires portfolios of existing leases originated by an affiliate of its’ General Partner and other parties. The principal sources for these portfolios will be small company lessors, international leasing institutions, regional and national commercial banks and captive finance companies of large manufacturers. Our General Partner’s board of directors has an investment committee which sets, and may from time to time revise, standards and procedures for the review and approval of equipment acquisitions and leases of that equipment.

        The Fund’s leases consist of both direct financing and operating leases which are recorded in accordance with accounting principles generally accepted in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future minimum lease payments and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. When a direct financing lease is 90 days or more delinquent, the lease is classified as being on non-accrual and we do not recognize interest income on that lease until the lease is less than 90 days delinquent.

         As of December 31, 2003, our portfolio contained 566 leases with 517 individual end users. As of December 31, 2003, we had invested $467,592 in equipment under operting leases and $26,321,445 in equipment under direct financings leases.

Results of Operations

        The Fund had interest, rental and fee income of $969,369 for the year ended December 31, 2003. The principal sources of these revenues were interest income of $781,989 (80.7% of total 2003 revenues) from direct financing leases and rental income of $184,197, (18.7% of total 2003 revenues) from operating leases. Interest expense of $321,472 (23.3%) of total 2003 expenses includes interest incurred on warehouse lines, loans payable and the amortization of deferred financing costs. Total operating expenses were $1,058,074 for the year ended December 31, 2003. General and administrative expenses, including reimbursed expenses -related party, were $807,151 (58.5% of total 2003 expenses). Of this amount, $594,985 (43.1% of total 2003 expenses) was paid to the General Partner as a direct reimbursement of expenses incurred on behalf of the Fund. The remaining general and administrative expenses of $212,166 (15.4% of total 2003 expenses) were paid directly to vendors of the Fund. In addition, the Fund paid management fees of $73,095 (5.2% of total 2003 operating expenses) to its General Partner for the year ended December 31, 2003. These fees are calculated as a percentage of gross rental payments on both direct financing and operating leases. As the Fund lease portfolio grows and the Fund obtains additional debt, interest expense will increase in future periods. Depreciation expense, from operating leases, comprised 20.1% of total operating expenses during the year ended December 31, 2003. The Fund recognized a net loss on sale of equipment and lease dispositions of $10,206 for the year ended December 31, 2003.

         The Fund’s net loss was $396,285 for the year ended December 31, 2003. The loss per limited partner unit, after the loss allocated to the General Partner, was $6.48 based on a weighted average number of limited partner units outstanding of 61,149 for the year ended December 31, 2003. As would be expected in an initial year of operation, overhead expenses were incurred prior to the growth of revenues. To attain profitability the Fund needs to increase its revenues by acquiring additional lease portfolios. The Fund plans to obtain additional capital to acquire these portfolios. The Fund expects to obtain capital by selling additional limited partner units and through new credit facilities, which may include warehouse lines, CP conduits or securitizations.

        The General Partner of the Fund declared cash distributions of $479,744 of which $414,068 was paid during the year ended December 31, 2003. The remaining accrued distribution of $65,676, which was declared in December 2003, was paid in January 2004.

Liquidity and Capital Resources

        Our major sources of liquidity have been obtained by the sale of limited partner units and borrowings under credit facilities. The offering of partnership units terminates in August 2004.

        Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements, through new credit facilities and through the sale of additional limited partner units.

        The following table sets forth our sources and uses of cash for the periods indicated:

	For the Year Ended December 31,
	2003	2003
Net cash used in operating activities	$(776,792)	$--
Net cash used in investing activities	(24,736,930)	--
Net cash provided by financing activities	26,543,115	1,001

Increase in cash	$1,029,393	$1,001

        Our liquidity is affected by our ability to sell additional limited partner units and to leverage our portfolio through expansion of credit facilities. In addition, changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In additional, the terms of our credit facilities have financial covenants related to our net worth and leverage. Should we not meet the requirements of the covenants, default could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.

        Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2003, our credit evaluation indicated the need for an allowance for doubtful accounts of $5,000. As our lease portfolio increases, we anticipate the allowance for doubtful accounts will increase.

        We describe factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, in ITEM 1, “Business — Risk Factors” and in this ITEM 7 in “Results of Operations,” and “-Contractual Obligations and Commercial Commitments.”

        Net cash used by operations of $776,792 for the year ended December 31, 2003 consisted primarily of the net loss of $396,285, which was partially offset by the increase in accounts payable of $308,370 and negatively impacted by the increase in accounts receivables.

        Net cash used in investing activities of $24,736,930 for the year ended December 31, 2003 is due primarily to the acquisition of lease portfolios. The Fund acquired direct financing leases of $26,666,040 and equipment under operating leases of $657,952 of equipment under operating leases.

        Net cash provided by financing activities for the year ended December 31, 2003 was $26,543,115. Cash provided by financing of $18,630,055 was for the debt used to acquire lease portfolios and $8,327,128 was derived from the sale of partnership units. Cash provided by financing activities will increase as the fund grows and acquires additional lease portfolios. During the year ended December 31, 2003 we declared distributions of $479,744, of which we distributed $414,068. Declared distributions to Limited Partners was 8% of invested their capital. As we continue to sell additional partnership units the cash required for distributions will increase.

Contractual Obligations and Commercial Commitments

The following tables set forth our obligations and commitments as of December 31, 2003.

Contractual cash obligations:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Debt	$20,386,402	$5,893,389	$9,862,686	$4,526,982	$103,345

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities”, revised December 2003, (“FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R applies to entities created considered to be special-purpose entities, as defined, not later than as of the end of the first reporting period ending after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The Fund does not have any special purpose entities, as of December 31, 2003. The Fund is in the process of determining what impact, if any; the adoption of the provisions of FIN 46R will have upon its financial condition or results of operations but it does not anticipate that FIN 46R will have a material impact on its financial position or results of operations.

         The Fund adopted Statement of Financial Accounting Standard 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” on July 1, 2003. SFAS 149 clarifies and amends SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS 149 also amends SFAS 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Fund's financial position or results of operations.

        The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) on May 15, 2003. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Fund's financial position or results of operations.

        The Fund does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Fund’s financial position or results of operations.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks

        We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

The Partners

LEASE EQUITY APPRECIATION FUND I, L.P.

We have audited the accompanying balance sheets of Lease Equity Appreciation Fund I, L.P. as of December 31, 2003 and 2002 and the related statements of operation, partners’ capital and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Lease Equity Appreciation Fund I, L.P. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Cleveland, Ohio
March 19, 2004

LEASE EQUITY APPRECIATION FUND I, L.P.
BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Cash	$1,030,394	$1,001
Accounts receivable	85,372	--
Other receivables	2,169,877	--
Net due from related parties	128,833	--
Net investment in direct financing leases (net of allowance for possible losses of $5,000)	24,240,624	--
Equipment under operating leases (net of accumulated
depreciation of $154,113)	313,479	--
Other assets	267,821	--

	$28,236,400	$1,001

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses	$308,370	$--
Limited Partnership distributions payable	65,676	--
Security deposits	23,853	--
Debt	20,386,402	--
Total liabilities	20,784,301	--
Partners' Capital	7,452,099	1,001

	$28,236,400	$1,001

The accompanying notes are an integral part of these financial statements. 19

LEASE EQUITY APPRECIATION FUND I, L.P. STATEMENT OF OPERATIONS For the Year Ended December 31, 2003

Interest, rental and fee income	$969,369
Interest expense	321,472

Net interest, rental and fee income	647,897
Other income	13,892

661,789

Reimbursed expenses - related party	594,985
General and administrative	212,166
Management fee - related party	73,095
Depreciation	167,622
Loss on sale of equipment and lease dispositions, net	10,206

1,058,074
Net loss	$(396,285)

Net loss per weighted limited partnership unit	$(6.42)

Weighted average number of limited partnership units
outstanding during the year	61,149

The accompanying notes are an integral part of this financial statement. 20

LEASE EQUITY APPRECIATION FUND I, L.P. STATEMENT OF PARTNERS’CAPITAL For the Year Ended December 31, 2003

	General Partner	Limited Partners		Partners' Capital
	Amount	Units	Amount	Total
Balance, December 31, 2002	$1,000	10	$1	$1,001
Limited Partners' contribution	--	94,310	9,371,139	9,371,139
Offering costs related to the sale of
Limited Partnership units	--	--	(1,181,175)	(1,181,175)
Cash distributions paid	(4,137)	--	(409,931)	(414,068)
Limited Partners' distributions payable	(657)	--	(65,019)	(65,676)
Cash distributions reinvested	--	1,383	137,164	137,164
Redemption of Limited Partner units	--	(10)	(1)	(1)
Net loss	(3,963)	--	(392,322)	(396,285)

Balance, December 31, 2003	$(7,757)	95,693	$7,459,856	$7,452,099

The accompanying notes are an integral part of this financial statement. 21

LEASE EQUITY APPRECIATION FUND I, L.P.

STATEMENT OF CASH FLOWS For the Year Ended December 31, 2003

Cash flows from operating activities:
Net loss	$(396,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of equipment and lease dispositions (net)	10,206
Depreciation	167,622
Reserve for uncollectible accounts	5,000
Amortization of deferred financing costs	6,399
Increase in accounts receivable	(659,618)
Increase in from related parties (net)	(128,833)
Increase in other assets	(113,506)
Increase in security deposits	23,853
Increase in accounts payable and accrued expenses	308,370

Net cash used in operating activities	(776,792)

Cash flows from investing activities:
Acquisition of equipment	(657,952)
Investment in direct financing leases	(26,666,040)
Proceeds from direct financing leases, net of earned income	2,231,864
Proceeds from sale of equipment and lease dispositions	355,198

Net cash used in investing activities	(24,736,930)

Cash flows from financing activities:
Increase in restricted cash	(1,595,632)
Increase in deferred financing costs	(160,715)
Proceeds from debt	36,972,482
Repayment of debt	(16,586,080)
Limited Partners' capital contribution	9,371,139
Cash distributions reinvested by Limited Partners'	137,164
Partners' distributions paid	(414,068)
Payment of offering costs incurred for the sale of partnership units	(1,181,175)

Net cash provided by financing activities	26,543,115

Increase in cash	1,029,393
Cash, beginning of year	1,001

Cash, end of year	$1,030,394

        The accompanying notes are an integral part of this financial statement.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1. — ORGANIZATION AND NATURE OF BUSINESS

        Lease Equity Appreciation Fund I, L.P. (“Fund”), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Asset Management, Inc. (“General Partner”). LEAF Asset Management, Inc., a Delaware corporation, is a wholly owned subsidiary of LEAF Financial Corporation (“LEAF”). LEAF is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. is a publicly-traded company (NASDAQ: REXI) operating in the real estate, financial services, energy and equipment leasing sectors.

        On March 3, 2003, the fund satisfied its minimum offering requirement of $2,000,000 and commenced operations. At that time, the initial limited partner withdrew from the Fund.

        As of December 31, 2003, the Fund raised $9,371,139 through the sale of 94,310 limited partnership units and $137,164 from the reinvestment of cash distributions by Limited Partners, which is equivalent to 1,383 limited partnership units. The Fund seeks to acquire a diversified portfolio of equipment to lease to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing leases from other equipment lessors. The primary objective of the Fund is to generate regular cash distributions to the Limited Partners from its equipment lease portfolio over the life of the Fund.

        During the year ended December 31, 2003, the General Partner purchased an approximate 5% limited partnership interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Limited Partnership Agreement (the “Partnership Agreement”).

NOTE 2. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Classification

        Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Company’s consolidated balance sheet on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

Use of Estimates

        Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated residual values of leased equipment, the allowance for possible losses and impairment of long-lived assets. Actual results could differ from those estimates.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
December 31, 2003 and 2002

NOTE 2. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Use of Estimates — (Continued)

         Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund’s history with regard to the realization of residuals, available industry data and senior management’s prior experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.

         The Fund’s allowance for possible losses is primarily based on factors, which include the Fund’s historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and lease portfolio characteristics. The Fund’s policy is to charge off to the allowance those leases which are in default and for which management has determined the probability of collection to be remote.

Impairment of Long-Lived Assets

        The Fund reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded to reduce the carrying amounts to the assets’ estimated fair values.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of excess cash. The Company deposits its excess cash in high-quality financial institutions. At December 31, 2003, the Company had $1,030,394 in deposits at a bank, of which $930,394 million is over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
December 31, 2003 and 2002

NOTE 2. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Revenue Recognition

        The Fund’s investment in leases consists of direct financing and operating leases which are recorded in accordance with Statement of Financial Accounting Standards No. 13 “Accounting for Leases” and its various amendments and interpretations.

         Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from sales-type or operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (1) the lease transfers ownership of the equipment to the customer at the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at inception of the lease. The Fund’s investment in leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned lease income. Unearned lease income, which is recognized as revenue over the term of the lease by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.

         Leases not meeting any of the four criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost including acquisition fees associated with lease placements, of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that the carrying amount exceeds such value and the excess can be reasonably estimated gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment to net realizable value recorded during the year ended December 31, 2003.

         Fee income consists of fees for delinquent payment which are recognized when received.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
December 31, 2003 and 2002

NOTE 2. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Income Taxes

        Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Supplemental Disclosure of Cash Flow Information

        During the year ended December 31, 2003, the Fund paid $224,763 for interest.

        The General Partner declared and paid a cash distribution of $65,676 in January 2004 for the month of December 2003 to all admitted partners as of December 31, 2003. The distribution was recored as a liability at December 31, 2003.

Net Loss per Limited Partnership Unit

        Net loss per limited partnership unit is computed by dividing net income (loss) allocated to Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities”, revised December 2003, (“FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R applies to entities created considered to be special-purpose entities, as defined, not later than as of the end of the first reporting period ending after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The Fund does not have any special purpose entities, as of December 31, 2003. The Fund is in the process of determining what impact, if any; the adoption of the provisions of FIN 46R will have upon its financial condition or results of operations but it does not anticipate that FIN 46R will have a material impact on its financial position or results of operations.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
December 31, 2003 and 2002

NOTE 2. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Recent Accounting Pronouncements — (Continued)

        The Fund adopted Statement of Financial Accounting Standard 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” on July 1, 2003. SFAS 149 clarifies and amends SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS 149 also amends SFAS 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Fund’s financial position or results of operations.

        The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”), on May 15, 2003. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Fund’s financial position or results of operations

Fair Value of Financial Instruments

        For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Fund has no other elements of comprehensive income (loss), other than net income (loss) to report.

Other Receivables

        Other receivables include cash reserves of $1,595,631 being held in reserve by the Fund's lenders and $574,246 of customers’ payments deposited in a lockbox account that have not yet been transferred to the Fund.

Other Assets

        Other assets include $154,315 of unamoritzed deferred financing costs which are amortized over the term of the related debt.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
December 31, 2003 and 2002

NOTE 3. — ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

        Cash distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received an amount equal to their unpaid cumulative return (8% of their adjusted capital contribution) and thereafter, to investment and reinvestment in investments or, if the partnership General Partner elects not to invest or reinvest such distributable cash, 99% to the Limited Partners and 1% to the General Partner.

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

NOTE 4. — INVESTMENT IN LEASE RECEIVABLES

        The Fund’s direct financing leases are for initial lease terms ranging from 3 to 80 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. As of December 31, 2003, approximately 17% of leased equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.

        The components of the net investment in direct financing leases as of December 31, 2003 are as follows:

Total future minimum lease payments	$27,983,069
Unearned rental income	(3,919,935)
Unguaranteed residuals	302,201
Unearned residual income	(119,711)

24,245,624

Allowance for possible losses	(5,000)

$24,240,624

For year ended December 31, 2003, allowance for possible losses is as follows:

Allowance for possible losses, December 31, 2002	$--
Provision for losses	5,000

Allowance for possible losses, December 31, 2003	$5,000

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
December 31, 2003 and 2002

NOTE 4. — INVESTMENT IN LEASE RECEIVABLES — (Continued)

        The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing and operating leases at December 31, 2003 are as follows:

Years Ending December 31,	Direct Financing	Operating
2004	$8,680,641	$181,792
2005	7,664,619	68,098
2006	5,835,646	6,078
2007	3,809,789	--
2008	1,848,161	--
Thereafter	144,213	--

	$27,983,069	$255,968

NOTE 5. — DEBT

        On November 26, 2003, the Fund entered into a Master Loan and Security Agreement with OFC Capital, a division of ALFA Financial Corporation to replace the credit facilities, described below. Under the terms of the loan agreement, the Fund may borrow up to $15 million. Each loan is collaterized by specific lease receivables and will equal 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%. Each loan will be funded subject to a credit reserve of 3% of the loan amount. OFC made its first loan on December 19, 2003, in the aggregate amount of $13,056,516. Of the aggregate amount $421,937 is held in a credit reserve. The balance is due January 15, 2009.

        On September 29, 2003 the Fund entered into a financing arrangement with Information Leasing Corporation, a subsidiary of Provident Bank of Cincinnati, Ohio. Under this arrangement, the Fund assign specified leases and their related receivables to Information Leasing at a price generally equal to the sum of the receivables, discounted to present value at a rate agreed to at the time of assignment, less an amount agreed to at the time of assignment as a credit reserve. The Fund made its first assignment under this arrangement on September 30, 2003, assigning $8,786,854 of receivables at a discount rate of 5.79% and with a credit reserve of 15% after security deposit and transaction costs, resulting in the receipt of $7,962,395 in financing. The Fund recorded this transaction as a secured borrowing. As of December 31, 2003, the outstanding balance under this financing arrangement is $7,329,886. The loan is repayable as payments are made under the leases or equipment finance transactions collateralizing the loan, with a final maturity date of October 13, 2009.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
December 31, 2003 and 2002

NOTE 5. — DEBT – (Continued)

        On December 19, 2003 we paid off the outstanding balances we owed under the revolving credit facilities with National City Bank and Commerce Bank on which we were co-borrowers with our General Partner and LEAF. Simultaneously with those payments, the Fund was, at its request, released from any obligations under facilities and removed as a borrower.

        The debt maturity for each of the five succeeding fiscal years ended December 31, and thereafter, are as follows:

2004	$5,893,389
2005	5,656,742
2006	4,205,944
2007	2,917,341
2008	1,609,641
Thereafter	103,345

$20,386,402

NOTE 6. — TRANSACTIONS WITH AFFILIATES

        The General Partner and its affiliate, Anthem Securities, Inc. (“Anthem Securities”), a subsidiary of Resource America, Inc., respectively, receive an organization and offering expense allowance of 3% of the offering proceeds and an underwriting fee of 2% of the offering proceeds raised. This expense allowance and fee are contingent upon the gross proceeds raised and are limited in the aggregate to $2,500,000. These charges are recorded by the Fund as offering costs incurred for the sale of limited partnership units on the Statement of Partners’ Capital.

        The General Partner receives an acquisition fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is equal to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment leases, including in each instance, debt it incurs or assumes in connection with the acquisition.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
December 31, 2003 and 2002

NOTE 6. — TRANSACTIONS WITH AFFILIATES — (Continued)

        The General Partner receives a subordinated annual asset management fee of 3% of gross rental payments for operating leases and 2% of gross rental payments for deferred financing leases, as defined in the Partnership Agreement. During the Fund’s five-year investment period, the management fee will be subordinated to the payment of a cumulative annual distribution to the Fund’s Limited Partners equal to 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

        The General Partner receives a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission will be subordinated to the payment of a cumulative 8% annual return to the Limited Partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commission was paid during the year ended December 31, 2003.

        The General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the year ended December 31, 2003.

        The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

        During the second quarter of 2003, the Fund invested in a portion of a direct financing lease that was held by another Fund in which LEAF Financial Corporation is a General Partner. The amount invested by the Fund is approximately $601,000. The investment was sold to the Fund at its book value and no gain or loss was recorded on this transaction.

        During the first quarter of 2003, the Fund transferred its checking and investment accounts from The Bancorp Bank (“TBB”) to Commerce Bank. The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB.

        The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the year ended December 31, 2003:

Acquisition fees	$516,239
Asset management fees	73,095
Organization and offering expenses	285,249
Reimbursable expenses	594,985
Underwriting fees	179,185
Sales commission	716,741

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
December 31, 2003 and 2002

NOTE 6. — TRANSACTIONS WITH AFFILIATES — (Continued)

        Due from related parties at December 31, 2003 represents net monies due the Fund from the General Partner and/or its affiliates for amounts collected and not yet remitted to the Fund.

NOTE 7. — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

        The following table summarizes the results of operations on a quarterly basis during 2003 (in dollars, except unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest, rental and fee income (net of interest expense)	$23,529	$156,475	$207,150	$274,865
Expenses	25,620	296,658	278,931	456,865
Net loss	(2,091)	(140,183)	(71,781)	(182,230)
Weighted average of Limited Partners' units
outstanding	22,059	37,507	64,191	90,297
Net loss per weighted average Limited
Partners' units outstanding	$(0.09)	$(3.70)	$(1.11)	$(2.00)

ITEM 9.       CHANGES IN AND DISAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The chairman and chief financial officer of our General Partner, our principal executive officer and financial officer, respectively, have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 (c) and 15d–14(c)) within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

        Our General Partner manages our activities. Unit holders do not directly or indirectly participate in our management or operation or have actual or apparent authority to enter into contracts on our behalf or to otherwise bind us. Our General Partner will be liable, as General Partner, for all of our debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by us are specifically with recourse only to our assets. Whenever possible, our General Partner intends to make any of our indebtedness or other obligations with recourse only to our assets.

        As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operation. Rather, personnel of our General Partner and its affiliates manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of Leaf Asset Management, Inc. and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

        The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position with General Partner	Year in which service began
Crit S. Dement	51	Chairman of the Board of Directors	2002
Jonathan Z. Cohen	33	Director	2002
Miles Herman	44	President, Chief Executive Officer and Director	2002
Freddie M. Kotek	48	Vice Chairman and Director	2002
Robert K. Moskovitz	47	Chief Financial Officer and Treasurer	2004

        CRIT S. DEMENT has been Chairman of the Board of Directors of LEAF Asset Management since January 2002. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

        FREDDIE M. KOTEK has been Vice Chairman and Director of LEAF Asset Management since January 2002. Mr. Kotek has been a Senior Vice President of Resource America since 1995, Executive Vice President and Chief Financial Officer of Atlas America, Inc. since February 2004 where he served as a director from September 2001 until February 2004, President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) since 1995, Chairman of Atlas Resources, Inc. (our wholly-owned subsidiary which acts as the managing partner of our drilling investment partnerships) since September 2001 and Chief Executive Officer and President of Atlas Resources since January 2002. Mr. Kotek was President of Resource Properties from September 2000 to October 2001 and its Executive Vice President from 1993 to September 2000.

        MILES HERMAN has been President, Chief Executive Officer and a Director of LEAF Asset Management since January 2002. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989.

        ROBERT K. MOSKOVITZ has been Chief Financial Officer and Treasurer of LEAF Asset Management since February 2004. Prior to that, from 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002, Mr. Moskovitz was Executive Vice President and Chief Financial Officer of ImpactRx, Inc. From 1999 to 2001 Mr. Moskovitz was Chief Financial Officer of Breakthrough Commerce LLC. From 1983 to 1997 Mr. Moskovitz held senior financial positions with several high growth public and privately owned companies. Mr. Moskovitz is a Certified Public Accountant and began his career with Touche Ross & Co.

        JONATHAN Z. COHEN has been a Director of LEAF Asset Management since January 2002 has been Vice Chairman of our board of directors since our formation. Mr. Cohen has been the President of Resource America since October 2003 and Chief Operating Officer since April 2002 and a director since October 2002. Before being named President, he served as Resource America's Executive Vice President from April 2001 to October 2003, Senior Vice President from May 1999 to April 2001 and Vice President from July 1998 to May 1999. Mr. Cohen has been Vice Chairman of the managing board of Atlas Pipeline Partners GP since its formation in November 1999, Vice Chairman of Atlas America since its formation in September 2000, a Trustee and Secretary of RAIT Investment Trust (a publicly-traded real estate investment trust) since 1997 and Vice Chairman since October 2003, and Chairman of the board of directors of The Richardson Company (a sales consulting company) since October 1999.

Code of Business Conduct and Ethics

        Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at 1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103. We will disclose any amendment to, or waiver from, a provision of our code of ethics by filing a current report on Form 8-K.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

        The Fund does not have any employees. We do not reimburse LEAF Financial or its affiliates for the services of our executive officers because such payments are prohibited under the terms of our partnership agreement.

        Neither we nor the board of our General Partner has a compensation committee. Compensation of the personnel of LEAF Financial and its affiliates who provide us with services is set by LEAF Financial and such affiliates. No executive officer of our General Partner is a member of the compensation committee of another entity.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT

As of March 26, 2004, we are not aware of any person who is a beneficial owner of 5% or more of our limited partner units. As of that date, the only executive officer and members of the board of our General Partner who beneficially owned our limited partner units was Mr. DeMent, who owned 600 units comprising less than 1% of the outstanding units. Mr. DeMent’s address is 1845 Walnut Street, Philadelphia, PA 19103.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the year ended December 31, 2003, the Fund was charged by the General Partner $73,095 of management fees. The General Partner will continue to receive 2% or 3% of rental payments on equipment under operating leases and direct financing leases, respectively. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8% per year on the aggregate amount paid for their units.

        The General Partner receives an acquisition fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is equal to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment leases, including in each instance, debt it incurs or assumes in connection with the acquisition. The Fund paid the General Partner $516,239 in acquisition fees during the year ended December 31, 2003.

        The General Partner may also receive up to 3% of the proceeds from the sale of the Fund’s equipment for services and activities to be performed in connection with arranging for the sale of our equipment after the expiration of lease. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 8% cumulative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner.

        The General Partner applies distributable cash first at 1% to the General Partner and 99% to the Limited Partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 1% to the General Partner and 99% to the Limited Partners. During 2003, the General Partner received cash distributions of $4,794, of which $657 was paid in January 2004 (declared December 2003).

        We reimbursed $594,985 of expenses to our General Partner and its affiliates during 2003. In addition, we reimbursed our General Partner other cots and expenses as described in Note 6 of the financial statements.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees recognized by the Partnership during the years ending December 31, 2003 and 2002 by its principal accounting firm, Grant Thornton, LLP are set forth below. The audit committee of the managing board of our General Partner has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant’s independence.

For the Year Ended December 31, 2003
Audit fees (1)	$92,875
Audit related fees (2)	--
Tax fees (3)	55,000
All other fees	--

Total aggregate fees billed	$147,875

(1)	Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton, LLP for the audit of the Partnership’s annual financial statements and the review of financial statements included in Form 10-Q. The fees are for services that are normally provided by Grant Thornton, LLP in connection with statutory or regulatory filings or engagements.

(2)	There were no aggregate fees billed in each of the last two years for assurance and related services by Grant Thornton, LLP that are reasonably related to the performance of the audit or review of the Partnership’s financial statements.

(3)	Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton, LLP for tax compliance, tax advice, and tax planning.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

        The financial statements required by this Item are set forth in Item 8

2. Financial Statement Schedules

        No schedules are required to be presented.

3. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership (2)
4	Forms of letters sent to limited partners confirming their investment (2)
10.1	Origination and Servicing Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P. and LEAF Funding, Inc., dated April 4, 2003 (3)
10.2	Master Program Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P. and Information Leasing Corporation dated September 29, 2003 (4)
10.3	Master Loan and Security Agreement between Lease Equity Appreciation Fund I, L.P. and OFC Capital, a division of Alpha Financial Corporation, dated November 26, 2003 (5)
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

(3)	Filed previously on Form 8-K, filed on September 19, 2003.

(4)	Filed previously as an exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed on November 10, 2003.

(5)	Filed previously as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on January 13, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.

A Delaware Limited Partnership
By: LEAF Asset Management, Inc.

March 30, 2004	By: /s/Miles Herman
MILES HERMAN, PRESIDENT

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent	Chairman of the Board,	March 30, 2004
CRIT S. DEMENT	of LEAF Asset Management, Inc.

/s/ Miles Herman	President and Director,	March 30, 2004
MILES HERMAN	of LEAF Asset Management, Inc.
(Principal Executive Officer)

/s/ Freddie M. Kotek	Director,	March 30, 2004
FREDDIE M. KOTEK	of LEAF Asset Management, Inc.

/s/ Robert K. Moskovitz	Director,	March 30, 2004
ROBERT K. MOSKOVITZ	of LEAF Asset Management, Inc.
(Principal Financial Officer)

39