Form 10-Q
period 2004-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2004-05-13
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commissions file number 333-84730

LEASE EQUITY APPRECIATION FUND I, L.P.

(Exact name of registrant as specified in its charter)

Delaware	68-0492247
(State of Organization)	(I.R.S. Employer Identification No.)

1845 Walnut Street, Suite 1000
Philadelphia, Pennsylvania 19103
(Address of principal executive offices) (Zip Code)

(215) 574-1636
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ...X… No.……

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) of the Act. Yes....... No...X...

LEASE EQUITY APPRECIATION FUND I, L.P.

INDEX TO QUATERLY REPORT
ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Balance Sheets - March 31, 2004 (Unaudited) and
	December 31, 2003 (Audited)	3

	Statements of Operations (Unaudited)
	Three Months Ended March 31, 2004 and 2003	4

	Statement of Partner's Capital (Unaudited)
	Three Months Ended March 31, 2004	5

	Statement of Cash Flows (Unaudited)
	For the Three Months Ended March 31, 2004 and 2003	6

	Notes to Consolidated Financial Statements - March 31, 2004 (Unaudited)	7 - 17

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18 - 23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities and Use of Proceeds	26

Item 3.	Defaults upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES		28

LEASE EQUITY APPRECIATION FUND I, L.P. BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS
Cash	$ 1,169,470	$ 1,030,394
Accounts receivable	88,978	85,372
Other receivables	2,163,370	2,169,877
Net due from related parties	--	128,833
Net investment in direct financing leases (net of allowance for possible
losses of $15,000 and $5,000)	27,391,389	24,240,624
Equipment under operating leases (net of accumulated depreciation of
$207,625 and $154,113)	259,967	313,479
Other assets	305,327	267,821

	$31,378,501	$28,236,400

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses	$ 200,367	$ 308,370
Partners' distributions payable	71,019	65,676
Net due to related parties	223,085	--
Security deposits	38,933	23,853
Debt	22,667,699	20,386,402
Subscription deposits	105,000	--

Total liabilities	23,306,103	20,784,301
Partners' Capital	8,072,398	7,452,099

	$31,378,501	$28,236,400

The accompanying notes are an integral part of these financial statements. 3

LEASE EQUITY APPRECIATION FUND I, L.P. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest, rental and fee income	$ 624,824	$ 35,383
Interest expense	374,216	12,404

Net interest, rental and fee income	250,608	22,979
Other income	61,168	550

	311,776	23,529

Reimbursed expenses - related party	216,515	20,913
General and administrative	53,997	115
Management fee - related party	80,340	2,816
Depreciation	53,512	1,776

	404,364	25,620

Net loss	$ (92,588)	$ (2,091)

Net loss per weighted average limited partnership unit	$ (0.93)	$ (0.09)

Weighted average number of limited partnership units outstanding
during the period	98,898	22,059

The accompanying notes are an integral part of these financial statements. 4

LEASE EQUITY APPRECIATION FUND I, L.P. STATEMENT OF PARTNERS’ CAPITAL For the Three Months Ended March 31, 2004 (Unaudited)

	General Partner	Limited Partners		Partners' Capital
	Amount	Units	Amount	Total
Balance, January 1, 2004	$(7,757)	95,693	$ 7,459,856	$ 7,452,099
Partners' contributions	--	8,958	895,834	895,834
Offering costs related to the sale of
Partnership units	--	--	(136,378)	(136,378)
Distributions paid	(1,296)	--	(129,277)	(130,573)
Partners' distributions payable	(710)	--	(70,309)	(71,019)
Distributions reinvested	--	1,573	155,023	155,023
Net loss	(926)	--	(91,662)	(92,588)

Balance, March 31, 2004	$(10,689)	106,224	$ 8,083,087	$ 8,072,398

The accompanying notes are an integral part of these financial statements. 5

LEASE EQUITY APPRECIATION FUND I, L.P. STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2004 (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$ (92,588)	$ (2,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions, net	(53,889)	--
Depreciation	53,512	1,776
Provision for possible losses	10,000	--
Amortization of deferred financing costs	7,950	--
Increase in accounts receivable	(3,606)	--
Decrease in other receivables	124,924	898,257
Decrease in due from related parties, net	351,918	898,257
(Increase) decrease in other assets	(28,965)	42,122
Increase in security deposits	15,080	99,870
(Decrease) increase in accounts payable and accrued expenses	(181,223)	21,521

Net cash provided by operating activities	203,113	1,019,660

Cash flows from investing activities:
Acquisition of equipment held for sale and under operating leases	--	1,754,096
Increase (decrease) in accounts payable - equipment	73,220	1,552,751
Investment in direct financing leases	(5,967,911)	(4,847,955)
Proceeds from direct financing leases, net of earned income	2,048,653	104,442
Proceeds from sale of equipment and lease dispositions	812,382	--

Net cash used in investing activities	(3,033,656)	(4,944,858)

Cash flows from financing activities:
Increase in cash reserves	(118,418)	--
Increase in deferred financing costs	(16,490)	--
Increase in subscription deposits	105,000	--
Proceeds from debt	3,678,926	3,869,880
Repayment of debt	(1,397,629)	--
Partners' capital contribution	895,834	2,679,990
Cash distributions reinvested by Partners	155,023	--
Partners' distributions paid	(196,249)	--
Payment of offering costs incurred for the sale of partnership units	(136,378)	(342,800)

Net cash provided by financing activities	2,969,619	6,207,070

Increase in cash	139,076	2,281,872
Cash, beginning of period	1,030,394	1,001

Cash, end of period	$ 1,169,470	$ 2,282,873

The accompanying notes are an integral part of these financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004

Basis of Presentation

        The accompanying unaudited financial statements have been prepared by Lease Equity Appreciation Fund I ("the Fund") in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Note 1. — Organization and Nature of Business

        The Fund is a Delaware limited partnership that was formed on January 31, 2002 by LEAF Asset Management, Inc. (“the General Partner”). The General Partner is a Delaware corporation and a wholly owned subsidiary of LEAF Financial Corporation (“LEAF”). LEAF is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. is a publicly-traded company (NASDAQ: REXI) operating in the real estate, financial services, energy and equipment leasing sectors.

        As of March 31, 2004, the Fund raised $10,266,973 through the sale of 103,268 limited partnership units and $292,187 from the sale of 2,956 limited partnership units from the reinvestment of cash distributions by limited partners. The Fund seeks to acquire a diversified portfolio of equipment to lease to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing leases from other equipment lessors. The primary objective of the Fund is to generate regular cash distributions to the limited partners from its equipment lease portfolio over the life of the Fund.

        At March 31, 2004 and December 31, 2003, the General Partner had purchased a limited partnership interest in the Fund of 4.3% and 5.0%, respectively. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs as defined in the limited partnership Agreement (the “Partnership Agreement”).

Note 2. — Summary of Significant Accounting Policies

Financial Statement Classification

        Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Fund’s balance sheets on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004

Note 2. — Summary of Significant Accounting Policies (Continued)

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

        The Fund’s allowance for possible losses is primarily based on factors which include the Fund’s historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and lease portfolio characteristics. The Fund’s policy is to charge off to the allowance those leases which are in default and for which management has determined the probability of collection to be remote.

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

Concentration of Credit Risk

        Financial instruments, which potentially subject the Fund to concentrations of credit risk, consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. At March 31, 2004, the Fund had deposits at a bank of $1,218,296, of which $1,118,296 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004

Note 2. — Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        The Fund’s investment in leases consists of direct financing and operating leases which are recorded in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and its various amendments and interpretations.

        Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the customer at the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at inception of the lease. The Fund’s investment in leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned lease income. Unearned lease income, which is recognized as revenue over the term of the lease by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.

        Leases not meeting any of the four criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost, including acquisition fees associated with lease placements, of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2004 or 2003.

        Fee income consists of fees for delinquent payments which are recognized when received.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2004

Note 2. — Summary of Significant Accounting Policies (Continued)

Income Taxes

        Federal and state income tax laws provide that the income or losses of the Fund are reportable by the partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Supplemental Disclosure of Cash Flow Information

        During the three month period ended March 31, 2004, the Fund paid $381,066 for interest. No cash payments were made during the three month period ended March 31, 2003 for interest.

        The General Partner declared and paid cash distributions of $71,019 in April 2004 for the month of March 2004 to all admitted partners as of March 31, 2004. The General Partner declared and paid a cash distribution of $65,676 in January 2004 for the month of December 2003 to all admitted partners as of December 31, 2003.

Net Loss per Limited Partnership Unit

        Net loss per limited partnership unit is computed by dividing net loss allocated to limited partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2004

Note 2. — Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued FIN 46 “Consolidation of Variable Interest Entities”, revised December 2003 (“FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R applies to entities considered to be special-purpose entities, as defined, no later than as of the end of the first reporting period ending after December 15, 2003 for other entities and no later than the end of the first reporting period that ends after March 15, 2004. The Fund does not have any special purpose entities as of March 31, 2004.

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

Other Receivables

        At March 31, 2004 and December 31, 2003, other receivables include cash reserves of $1,714,049 and $1,595,631, respectively, being held by the Fund’s lenders and $449,321 and $574,246, respectively, of customers’ payments deposited in a lockbox account that had not yet been transferred to the Fund.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2004

Note 2. — Summary of Significant Accounting Policies (Continued)

Other Assets

        At March 31, 2004 and December 31, 2003 other assets include $162,855 and $154,315, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt.

Note 3. — Allocation of Partnership Income, Loss and Cash Distributions

        Cash distributions, if any, are made monthly as follows: 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their unpaid cumulative return (8% of their adjusted capital contribution) and thereafter, to investment and reinvestment in investments or, if the partnership General Partner elects not to invest or reinvest such distributable cash, 99% to the limited partners and 1% to the General Partner. The General Partner declared cash distributions of $201,592 during the three months period ended March 31, 2004, to all admitted partners as of March 31, 2004. No cash distributions were made during the three month period ended March 31, 2003. The General Partner declared and paid a cash distribution of $71,019 in April 2004 for the month of March 2004 to all admitted partners as of March 31, 2004. The General Partner declared and paid a cash distribution of $65,676 in January 2004 for the month of December 2003, to all admitted partners as of December 31, 2003.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2004

Note 4. — Investment in Lease Receivables

        The Fund’s direct financing leases are for initial lease terms ranging from approximately 3 to 80 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. As of March 31, 2004, approximately 16% and 10% of leased equipment was located in the states of California and Illinois, respectively. No other state accounted for more than 10% of the Fund's equipment portfolio.

        The components of the net investment in direct financing leases are as follows at:

	March 31,2004	December 31, 2003
Total future minimum lease payments	$ 31,284,055	$ 27,983,069
Unearned rental income	(4,303,807)	(3,919,935)
Unguaranteed residuals	343,528	302,201
Unearned residual income	(76,655)	(119,711)

	27,247,121	24,245,624
Allowance for possible losses	(15,000)	(5,000)

	$ 27,232,121	$ 24,240,624

A summary of the allowance for possible losses for the three month period ended March 31, 2004 and the year ended December 31, 2003 are as follows:

	March 31,2004	December 31, 2003
Allowance for possible losses, beginning of the period	$ 5,000	$ --
Provision for losses	10,000	5,000

Allowance for possible losses, end of period	$ 15,000	$ 5,000

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2004

Note 4. — Investment in Lease Receivables (Continued)

        The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing and operating leases for each of the twelve-month periods ending March 31 and thereafter are as follows:

	Direct Financing	Operating
2005	$ 7,334,676	$ 127,956
2006	9,087,758	59,453
2007	7,279,173	6,078
2008	2,635,603	--
2009	4,664,483	--
Thereafter	282,362	--

	$ 31,284,055	$ 193,487

LEASE EQUITY APPRECIATION FUND I, L.P. NOTES TO FINANCIAL STATEMENTS — (Continued) March 31, 2004

Note 5. — Debt

The table below summarizes the Fund's debt at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
OFC Capital, a division of ALFA Financial Corporation
collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or
equipment finance transaction, discounted at an interest rate of
6.9%, funded subject to a credit reserve of 3% of the loan
amount, with a credit reserve of 15% after security deposit
The loan is repayable as payments are made under the leases
or equipment financing transactions collateralizing the loan,
with a final maturity date of February 15, 2009	$ 16,039,212	$ 13,056,516

Information Leasing Corporation, a subsidiary of Provident
Bank of Cincinnati, Ohio collateralized by specified leases and their related receivables to Information Leasing, at a price generally equal to the sum of the receivables, discounted to present value at 5.79%, less an amount agreed to at the time of assignment as a credit reserve with a credit reserve of 15%
after security deposit. The loan is repayable as payments are made under the leases or equipment financing transactions
collateralizing the loan , with a final maturity date of
November 1, 2009	6,628,487	7,329,886

Total outstanding debt	$ 22,667,699	$ 20,386,402

The debt maturity for each of the succeeding twelve month periods ending March 31 and thereafter, is as follows:

2005	$ 6,979,924
2006	6,273,494
2007	4,725,510
2008	3,134,330
2009	1,492,858
Thereafter	61,583

$22,667,699

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2004

Note 6. — Transactions with Affiliates

        The General Partner and its affiliate, Anthem Securities, Inc. (“Anthem Securities”), a subsidiary of Resource America, Inc., receive an organization and offering expense allowance of 3% of the offering proceeds and an underwriting fee of 2% of the offering proceeds raised, respectively. This expense allowance and fee are contingent upon the gross proceeds raised and are limited in the aggregate to $2,500,000. These charges are recorded by the Fund as offering costs incurred for the sale of limited partnership units on the Statement of Partners’ Capital.

        The General Partner receives an acquisition fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is equal to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment leases, including in each instance, debt it incurs or assumes in connection with the acquisition.

        The General Partner receives a subordinated annual asset management fee of 3% of gross rental payments for operating leases and 2% of gross rental payments for deferred financing leases, as defined in the Fund's partnership agreement. During the Fund’s five-year investment period, the management fee will be subordinated to the payment of a cumulative annual distribution to the Fund’s limited partners equal to 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

        The General Partner receives a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission will be subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commission was paid during the three months ended March 31, 2004 and 2003.

        The General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the three months ended March 31, 2004 and 2003.

        The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2004

Note 6. — Transactions with Affiliates (Continued)

        The following is a summary of fees and costs of services and materials charged by the General Partner and/or its affiliates:

	Three Months Ended March 31,
	2004	2003
Acquisition fees	$ 106,049	$ --
Asset management fees	80,340	2,816
Organization and offering expenses	31,526	80,400
Reimbursable expenses	216,515	20,913
Underwriting fees	20,613	52,200
Sales commission	84,239	--

        Due to related parties at March 31, 2004 was $223,085 and represents net monies due to the General Partner and/or its affiliates for unpaid management and administrative fees. Due from related parties at December 31, 2003 was $128,833 and represent net monies due the Fund from the General Partner and/or its affiliates for amounts collected and not yet remitted to the Fund.

Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS   (Unaudited)

Forward-Looking Statements

When used in this Form 10-Q the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of this report, under the caption “Risk Factors.” These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

        Lease Equity Appreciation Fund I, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 31, 2002. In August, 2002 we began our offering of 500,000 limited partner units. LEAF Asset Management, Inc. is the General Partner of the Fund. The Fund is currently conducting an offering of a maximum of 500,000 limited partner units for aggregate maximum gross proceeds of $50,000,000. Under the terms of our offering, subscriptions received were held in escrow until we reached the required minimum subscriptions of 20,000 limited partner units. On March 3, 2003, upon reaching the offering minimum, we broke escrow and commenced operations. As of March 31,2004, we had sold 106,224 limited partner units raising $9,241,608 net of offering costs. The offering will end no later than August 15, 2004 and we do not expect to reach the maximum offering gross proceeds of $50,000,000.

        The Fund acquires portfolios of existing leases originated by an affiliate of its General Partner and other parties. The principal sources for these portfolios will be small company lessors, international leasing institutions, regional and national commercial banks and captive finance companies of large manufacturers. Our General Partner’s board of directors has an investment committee which sets, and may from time to time revise, standards and procedures for the review and approval of equipment acquisitions and leases of that equipment.

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

        As of March 31, 2004, our portfolio contained 640 leases with 594 individual end users. As of March 31, 2004, we had invested $31,423,011 in equipment under direct financings leases and $467,592 in equipment under operating leases.

Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS   (Unaudited)   (Continued)

Our Lease Portfolio (Continued)

        The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing methods as of March 31, 2004:

Direct Financing Leases:

Type of Equipment	Purchase Price of Equipment	Percentage of Total Equipment
Climate Control Systems	$ 1,069,159	3.4
Furniture	774,834	2.5
General Office Equipment	14,704,404	46.8
Industrial Equipment	6,132,426	19.5
Medical Equipment	7,357,359	23.4
Other	1,384,829	4.4

	$ 31,423,011	100.0%

Operating Leases:
Type of Equipment	Purchase Price of Equipment	Percentage of Total Equipment
Furniture	$ 18,838	4.0
General Office Equipment	136,163	29.1
Industrial Equipment	77,313	16.5
Medical Equipment	150,848	32.3
Other	84,430	18.1

	$ 467,592	100.0%

Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS   (Unaudited)   (Continued)

Our Lease Portfolio (Continued)

        The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of March 31, 2004:

Direct Financing Leases:

Type of Business	Purchase Price of Equipment	Percentage of Total Equipment
Automotive Dealers/Gasoline Stations and Repair	$ 2,685,181	8.5
Diversified Financial/Banking/Insurance/Engineering	7,394,152	23.5
Manufacturing / refining	3,326,288	10.6
Medical	10,240,078	32.6
Education	459,487	1.5
Wholesale Trade	947,512	3.0
Other	6,383,270	20.3

	$ 31,423,011	100.0%

Operating Leases:
Type of Business	Purchase Price of Equipment	Percentage of Total Equipment
Restaurants	$ 62,168	13.3
Diversified Financial/Banking/Insurance/Engineering	31,605	6.8
Construction	68,721	14.7
Medical	150,848	32.3
Publishing/printing	48,032	10.3
Wholesale Trade	106,218	22.6

	$ 467,592	100.0%

Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS   (Unaudited)   (Continued)

Results of Operations

        The Fund had interest, rental and fee income of $624,824 for the three month period ended March 31, 2004. The principal sources of these revenues were interest income of $552,190 (88.4%) from direct financing leases and rental income of $59,860 (9.6%) from operating leases. Interest expense of $374,216 (48.1%) includes interest incurred on warehouse lines, loans payable and the amortization of deferred financing costs. As the Fund’s lease portfolio grows and the Fund obtains additional debt, interest expense will increase in future periods. Total operating expenses were $404,364 for the three month period ended March 31, 2004. General and administrative expenses, including reimbursed expenses-related party, were $270,512 (34.7%). Of this amount, $216,515 (27.8%) was paid to the General Partner as a direct reimbursement of expenses incurred on behalf of the Fund. The remaining general and administrative expenses of $53,997 (6.9%) were paid directly to vendors of the Fund. In addition, the Fund paid management fees of $80,340 (10.3%) to its General Partner for the three month period ended March 31, 2004. The management fees are calculated as a percentage of gross rental payments on both direct financing and operating leases. Depreciation expense from operating leases was $53,512 (6.9%) during the three month period ended March 31, 2004. The Fund recognized a net gain on sale of equipment and lease dispositions of $53,889 for the three month period ended March 31, 2004.

        The Fund’s net loss was $92,588 for the three month period ended March 31, 2004. The loss per limited partner unit, after the loss allocated to the General Partner, was $0.93, based on a weighted average number of limited partner units outstanding of 98,915 for the three month period ended March 31, 2004. As would be expected in an initial year of operation, overhead expenses were incurred prior to the growth of revenues. To attain profitability the Fund needs to increase its revenues by acquiring additional lease portfolios. The Fund plans to obtain additional capital to acquire these portfolios. The Fund expects to obtain capital by selling additional limited partner units and through new credit facilities, which may include warehouse lines, commercial paper and securitizations.

        The General Partner declared cash distributions of $201,592, of which $130,573 was paid during the three month period ended March 31, 2004. The remaining distributions of $71,019 were accrued at March 31, 2004 and were paid in April 2004.

Three month period ended March 31, 2004 compared to the three month period ended March 31, 2003.

        The Fund had interest, rental and fee income of $624,824 for the three month period ended March 31, 2004 as compared to $35,383 for the same period in 2003. The increase of $589,441 is primarily due to the fact that the fund had just broken escrow and commenced operations on March 3, 2003 and had invested $4,743,513 in leases as compared to a portfolio at March 31, 2004 that had 640 leases and had invested $27,651,356 in equipment under lease.

Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS   (Unaudited)   (Continued)

Results of Operations (Continued)

Three month period ended March 31, 2004 compared to the three month period ended March 31, 2003 (Continued)

        Other income includes gains and losses on lease terminations, which vary from transaction to transaction and there may be significant variations in our gains and losses from period to period. Other income for the three month period ended March 31, 2004 was $61,168 as compared to $550 the three month period ended March 31, 2003.

        The Fund had total operating expenses of $778,580 for the three month period ended March 31, 2004 as compared to $38,024 for the same period in 2003. The increase of $740,556 was primarily due to increases in interest expense of $361,812, reimbursed expenses of $195,602, general and administrative of $53,882, management fee of $77,524 and depreciation expense of $51,736. These increases are primarily due to the fact that the Fund commenced operations on March 3, 2003 and therefore had less operating days in the three month period ended March 31, 2003 as compared to a full quarter of operations for the three month period ended March 31, 2004.

Liquidity and Capital Resources

        Our major sources of liquidity have been obtained by the sale of limited partner units and borrowings under credit facilities. The offering of limited partner units terminates in August 2004.

        Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through new credit facilities and through the sale of additional limited partner units.

        The following table sets forth our sources and uses of cash for the three month periods ended March 31, as indicated:

	2004	2003
Net cash provided by operating activities	$ 203,113	$ 1,019,660
Net cash used in investing activities	(3,033,656)	(4,944,858)
Net cash provided by financing activities	2,969,619	6,207,070

Increase in cash	$ 139,076	$ 2,281,872

        The Fund broke escrow and commenced operations on March 3, 2003. The Fund sold more limited partnership units during the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2004, resulting in an increase of Partners Capital contribution of $1,784,156. In addition, we repaid $1,397,629 of debt during the three month period ended March 31, 2004 as compared to no repayments of debt during the three month period ended March 31, 2003.

Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS   (Unaudited)   (Continued)

Liquidity and Capital Resources (Continued)

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

        Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses possible, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2004, our credit evaluation indicated the need for an allowance for possible losses of $15,000. As our lease portfolio increases we anticipate the allowance for possible losses will increase.

        Net cash provided by operations of $203,113 for the three month period ended March 31, 2004 consisted primarily of the decrease in amounts due from related parties of $351,918, net loss of $92,588 and a decrease in accounts payable of $181,223.

        Net cash used in investing activities of $3,033,656 for the three month period ended March 31, 2004 is due primarily to the investment in direct financing leases of $5,967,911 offset by the proceeds from direct financing leases of $2,048,653 and $812,382 from the sale of equipment and lease dispositions.

        Net cash provided by financing activities for the three month period ended March 31, 2004 was $2,969,669. Cash provided by financing of $3,678,926 was primarily derived from the debt used to acquire lease portfolios and $895,834 from the sale of partnership units. On January 28, 2004, the fund borrowed an additional $3,678,926 from our line of credit with OFC Capital, a division of ALFA Financial Corporation, which was collateralized by specific lease receivables. Gross proceeds of $3,678,926 were reduced for cash reserves of $118,675 and transaction costs of $24,636, resulting in net proceeds to the fund of $3,535,615. During the three month period ended March 31, 2004 we declared distributions of $201,592, of which we distributed $130,573 and accrued $71,019 at March 31, 2004, which was paid in April 2004. Declared distributions to limited partners was 8% of invested their capital.

Partnership Distributions

        The General Partner declared cash distributions of $201,592 during the three month period ended March 31, 2004. No cash distributions were made during the three month period ended March 31, 2003. The General Partner declared and paid a cash distribution of $71,019 in April 2004 for the month of March 2004 to all admitted partners as of March 31, 2004. The General Partner declared and paid a cash distribution of $65,676 in January 2004 for the month of December 2003 to all admitted partners as of December 31, 2003.

Item 3. — Quantitative and Qualitative Disclosures about Market Risk

All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks

We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 4. — Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1. — Legal Proceedings

        We are not subject to any pending legal proceedings.

Item 2. – Changes in Securities and Use of Proceeds

        Our limited partner units are not publicly traded. As of March 31, 2004, we had 270 limited partners.

        We are currently offering units of our limited partnership interest pursuant to a registration statement (File No. 333-84730) that was made effective by the Securities and Exchange Commission on August 15, 2002, when the offering commenced. The dealer manager for the offering is Anthem Securities. We registered the sale of 500,000 units of limited partnership interest at an aggregate offering price of $50 million. As of April 20, 2004 we had sold 111,128 units for an aggregate offering price of $11,000,805.

        The following table shows the use of proceeds from the offering since the effective date of the registration statement through March 31, 2004.

Offering proceeds	$ 10,559,160
Expenses:
Sales commission (1)(2)	$ (800,980)
Underwriting fees (1)(2)	(199,797)
Organization and offering expenses (3)	(316,775)

Public offering expenses	(1,317,552)

Net offering proceeds	9,241,608
Reserves	190,065

Total proceeds available for investment	$ 9,051,543

Use of proceeds for investment (estimated):
Used in operations (4)	700,000
Acquisition of lease portfolios (5)	$ 7,200,000
Working capital	1,151,543

(1)	We did not pay sales commissions or underwriting fees with respect to the 6,273.9 units sold to our General Partner, the selling dealers and their affiliates.
(2)	Paid to an affiliate of the General Partner.
(3)	Paid to the General Partner.
(4)	The General Partner was reimbursed $811,500 for operating expenses and paid asset management fees of $153,435.
(5)	Included are asset acquisition fees of $622,286 that were paid to the General Partner.

Item 3. – Defaults upon Senior Securities

        Not applicable

Item 4. — Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. – Other Information

        None

Item 6. – Exhibits and Reports on Form 8-K

    (a)        The following documents are filed as part of this Quarterly Report on Form 10-Q:

         1. Financial Statements

        The financial statements required by this Item are set forth in Item 1

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

LEASE EQUITY APPRECIATION FUND I, L.P.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.

A Delaware limited partnership
By: LEAF Asset Management, Inc.

May 13, 2004	By: /s/Miles Herman
MILES HERMAN, PRESIDENT

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Miles Herman	President and Director,	May 13, 2004
MILES HERMAN	of LEAF Asset Management, Inc.
(Principal Executive Officer)

/s/ Robert K. Moskovitz	Director,	May 13, 2004
ROBERT K. MOSKOVITZ	of LEAF Asset Management, Inc.
(Principal Financial Officer)