Form 10-Q
period 2004-06-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2004-08-13
CIK 1169083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


                                 (215) 574-1636
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) of the Act.

                                Yes [ ] No [X]

                     LEASE EQUITY APPRECIATION FUND I, L.P.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                 PAGE
                                                                                                                 ----
PART I                 FINANCIAL INFORMATION

   Item 1.             Financial Statements

                       Balance Sheets - June 30, 2004 and December 31, 2003 (Audited)....................           3

                       Statements of Operations (Unaudited) for the Three and Six Months
                            Ended June 30, 2004 and 2003.................................................           4

                       Statement of Partner's Capital (Unaudited) for the Six Months
                            Ended June 30, 2004..........................................................           5

                       Statement of Cash Flows (Unaudited)
                            For the Six Months Ended June 30, 2004 and 2003..............................           6

                       Notes to Consolidated Financial Statements - June 30, 2004 (Unaudited)............      7 - 16

   Item 2.             Management's Discussion and Analysis of Financial Condition
                            and Results of Operations....................................................     17 - 23

   Item 3.             Quantitative and Qualitative Disclosures about Market Risk........................          23

   Item 4.             Controls and Procedures...........................................................          23

PART II                OTHER INFORMATION

   Item 1.             Legal Proceedings.................................................................          24

   Item 2.             Changes in Securities and Use of Proceeds.........................................          24

   Item 3.             Defaults upon Senior Securities...................................................          25

   Item 4.             Submission of Matters to a Vote of Security Holders...............................          25

   Item 5.             Other Information.................................................................          25

   Item 6.             Exhibits and Reports on Form 8-K..................................................          25

SIGNATURES..............................................................................................           26

                                       2

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     LEASE EQUITY APPRECIATION FUND I, L.P.
                                 BALANCE SHEETS

                                                                                          June 30,          December 31,
                                                                                           2004                2003
                                                                                        (Unaudited)          (Audited)
                                                                                       -------------       -------------
ASSETS
Cash............................................................................       $   1,306,896       $   1,030,394
Accounts receivable.............................................................              24,474              85,372
Other receivables...............................................................           2,157,469           2,169,877
Net due from related parties....................................................             416,231             128,833
Net investment in direct financing leases (net of allowance for possible
   losses of $45,000 and $5,000)................................................          36,534,991          24,216,771
Equipment under operating leases (net of accumulated depreciation of
   $256,425 and $154,113).......................................................             211,167             313,479
Other assets....................................................................             277,391             267,821
                                                                                       -------------       -------------
                                                                                       $  40,928,619       $  28,212,547
                                                                                       =============       =============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Debt.........................................................................       $  30,796,840       $  20,386,402
   Accounts payable and accrued expenses........................................             194,308             308,370
   Partners' distributions payable..............................................              80,960              65,676
   Subscription deposits........................................................             456,000                   -
                                                                                       -------------       -------------
   Total liabilities............................................................          31,528,108          20,760,448
Partners' capital...............................................................           9,400,511           7,452,099
                                                                                       -------------       -------------
                                                                                       $  40,928,619       $  28,212,547
                                                                                       =============       =============

   The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended            Six Months Ended
                                                                     June  30,                     June 30,
                                                             -------------------------    ---------------------------
                                                                 2004          2003          2004            2003
                                                             -----------   -----------    -----------     -----------
Interest and rental income...........................        $   655,559   $   225,238    $ 1,267,608     $   260,621
Interest expense.....................................            392,396        52,249        766,612          64,653
                                                             -----------   -----------    -----------     -----------
     Net interest and rental.........................            263,163       172,989        500,996         195,968
Other income.........................................             20,772         2,522         94,715           3,072
                                                             -----------   -----------    -----------     -----------
                                                                 283,935       175,511        595,711         199,040
                                                             -----------   -----------    -----------     -----------

Expenses reimbursed to related party.................             61,632       158,985        278,147         179,898
General and administrative...........................             99,948        73,730        153,944          73,844
Management fee to related party......................             64,952        23,251        145,292          26,067
Depreciation.........................................             48,799        59,728        102,312          61,502
                                                             -----------   -----------    -----------     -----------
                                                                 275,331       315,694        679,695         341,314
                                                             -----------   -----------    -----------     -----------
   Net income (loss).................................        $     8,604   $  (140,183)   $   (83,984)    $  (142,274)
                                                             ===========   ===========    ===========     ===========
Net income (loss) per weighted average limited
   partnership unit..................................        $      0.07   $     (3.70)   $     (0.77)    $     (4.17)
                                                             ===========   ===========    ===========     ===========
Weighted average number of limited partnership
   units outstanding during the period...............            115,967        37,507        107,433          33,799
                                                             ===========   ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                         STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                      General Partner              Limited Partners         Partners' Capital
                                                      ---------------          -----------------------      -----------------
                                                          Amount                Units         Amount              Total
                                                        -----------            -------     -----------        -------------
Balance, January 1, 2004..........................      $    (7,757)            95,693     $ 7,459,856        $   7,452,099
   Partners' contributions........................                -             25,840       2,583,508            2,583,508
   Offering costs related to the sale of
     Partnership units............................                -                  -        (366,027)            (366,027)
   Distributions paid.............................           (3,509)                 -        (348,395)            (351,904)
   Partners' distributions payable..................           (810)                 -         (80,150)             (80,960)
   Distributions reinvested.........................              -              2,515         247,779              247,779
   Net loss.......................................             (840)                 -         (83,144)             (83,984)
                                                        -----------            -------     -----------        -------------
Balance, June 30, 2004............................      $   (12,916)           124,048     $ 9,413,427        $   9,400,511
                                                        ===========            =======     ===========        =============

     Accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                        2004               2003
                                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss....................................................................     $    (83,984)      $   (142,274)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Gain on sale of equipment and lease dispositions, net.......................          (54,319)           (19,036)
   Depreciation................................................................          102,312             61,504
   Provision for possible losses...............................................           40,000                  -
   Amortization of deferred financing costs....................................           25,768                  -
   Decrease (increase) in accounts receivable..................................           60,898           (200,937)
   Increase in due from related parties, net...................................         (287,398)           (27,339)
   Decrease in other assets....................................................           10,681                  -
   (Decrease) increase in accounts payable and accrued expenses................         (114,062)           172,275
                                                                                    ------------       ------------
     Net cash used in operating activities.....................................         (300,104)          (155,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in direct financing leases.......................................      (16,417,170)        (8,977,745)
   Proceeds from direct financing leases, net of earned income.................        3,181,334            673,062
   Security deposits received, net.............................................           79,762             99,870
   Acquisition of equipment under operating leases.............................                -           (554,059)
   Proceeds from sale of equipment and lease dispositions......................          852,173            137,522
                                                                                    ------------       ------------
     Net cash used in investing activities.....................................      (12,303,901)        (8,621,350)
                                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt..........................................................       13,628,583          6,267,118
   Repayment of debt...........................................................       (3,218,145)        (1,500,000)
   Increase in deferred financing costs........................................          (33,611)                 -
   Increase in subscription deposits...........................................          456,000                  -
   Partners' capital contributions.............................................        2,583,508          5,028,663
   Cash distributions to partners..............................................         (417,580)          (126,754)
   Cash distributions reinvested by partners...................................          247,779             55,400
   Payment of offering costs incurred for the sale of partnership units........         (366,027)          (654,024)
                                                                                    ------------       ------------
     Net cash provided by financing activities.................................       12,880,507          9,070,403
                                                                                    ------------       ------------
Increase in cash...............................................................          276,502            293,246
Cash, beginning of period......................................................        1,030,394              1,001
                                                                                    ------------       ------------
Cash, end of period............................................................     $  1,306,896       $    294,247
                                                                                    ============       ============

   The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by Lease Equity Appreciation Fund I ("the Fund") in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         Certain reclassifications have been made to the financial statements as of December 31, 2003 and June 30, 2003 to conform to the presentation for the three and six month period ended June 30, 2004.

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

         The Fund is a Delaware limited partnership that was formed on January 31, 2002. On June 30, 2004, the Fund's general partner, LEAF Asset Management, Inc. merged into its parent, LEAF Financial Corporation ("the General Partner" or "LEAF"). LEAF is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. is a publicly-traded company (NASDAQ: REXI) operating in the real estate, financial services, energy and equipment leasing sectors.

         As of June 30, 2004, the Fund raised $11,954,643 through the sale of 120,150 limited partnership units and $384,943 from the sale of 3,898 limited partnership units from the reinvestment by limited partners of cash distributions. The Fund seeks to acquire a diversified portfolio of equipment to lease to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing leases from other equipment lessors. The primary objective of the Fund is to generate regular cash distributions to the limited partners from its equipment lease portfolio over the life of the Fund.

         As of June 30, 2004 and December 31, 2003, respectively, the General Partner also held 4.2% and 5.0% limited partnership interests in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs as defined in the Fund's Limited Partnership Agreement (the "Partnership Agreement").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENT CLASSIFICATION

         Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Fund's balance sheets on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

USE OF ESTIMATES

         Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated residual values of leased equipment, the allowance for possible losses and impairment of long-lived assets. Actual results could differ from those estimates.

         Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund's history with regard to the realization of residuals, available industry data and senior management's prior experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment's fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.

         The Fund's allowance for possible losses is primarily based on factors which include the Fund's historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and lease portfolio characteristics. The Fund's policy is to charge off to the allowance those leases which are in default and for which management has determined the probability of collection to be remote.

         The Fund reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded to reduce the carrying amounts to the assets' estimated fair values.

CONCENTRATION OF CREDIT RISK

         Financial instrument which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. At June 30, 2004, the Fund had deposits at two banks totaling $1,633,713, of which $1,433,713 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION

         The Fund's investment in leases consists of direct financing and operating leases which are recorded in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and its various amendments and interpretations.

         Certain of the Fund's lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the customer at the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at inception of the lease. The Fund's investment in direct financing leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned lease income. Unearned lease income, which is recognized as revenue over the term of the lease by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.

         Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment's estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the six months ended June 30, 2004 or 2003.

         Other income consists of fees for delinquent payments which are recognized when received.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INCOME TAXES

         Federal and most state income tax laws provide that the income or losses of the Fund are reportable by the partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the six month period ended June 30, 2004, the Fund paid $745,933 for interest. No cash payments were made during the six month period ended June 30, 2003 for interest.

         The Fund paid cash distributions of $80,960 in July 2004 which were accrued for June 2004. The General Partner declared and paid a cash distribution of $65,676 in January 2004 for the month of December 2003 to all admitted partners as of December 31, 2003.

NET LOSS PER LIMITED PARTNERSHIP UNIT

         Net loss per limited partnership unit is computed by dividing net loss allocated to limited partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. There were no potentially dilutive securities outstanding in any periods of 2004 or 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). In December 2003, the FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities ("VIE's"). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE's expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that is such a primary beneficiary of the VIE is required to consolidate the VIE's assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R were effective immediately for all VIEs created after January 31, 2003 and for VIEs created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 on July 1, 2003 had no impact on the Fund's financial position or results of operations.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

         For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.

COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income." The Fund has no other elements of comprehensive income (loss), other than net income (loss) to report.

OTHER RECEIVABLES

         At June 30, 2004 and December 31, 2003, other receivables include cash of $1,719,820 and $1,595,631, respectively, being held in reserve by the Fund's lenders and $437,649 and $574,246, respectively, of customers' payments deposited in a lockbox account that have not yet been transferred to the Fund.

OTHER ASSETS

         At June 30, 2004 and December 31, 2003 other assets include $162,158 and $154,315, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt.

NOTE 3 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

         Cash distributions, if any, are made monthly as follows: 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their unpaid cumulative return (8% of their adjusted capital contribution) and thereafter, to investment and reinvestment in leases or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the limited partners and 1% to the General Partner. The General Partner declared cash distributions of $432,864 and $126,754 during the six month periods ended June 30, 2004 and 2003, respectively.

         Net income for any fiscal period during the reinvestment period (the period commencing March 3, 2003 and ending five years after the last closing date on which any limited partner is admitted) is allocated 99% to the limited partners and 1% to the General Partner. Income during the liquidation period will be allocated first to the partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the limited partners and 1% to the General Partner.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004

NOTE 3 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS - (CONTINUED)

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

NOTE 4. - INVESTMENT IN LEASE RECEIVABLES

         The Fund's direct financing leases are for initial lease terms ranging from approximately 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. As of June 30, 2004, approximately 16.2% of leased equipment was located in the state of California. No other state accounted for more than 10% of the Fund's lease portfolio.

         The components of the net investment in direct financing leases are as follows at:

                                                                                        June 30,          December 31,
                                                                                          2004               2003
                                                                                     -------------       -------------
Total future minimum lease payments...........................................       $  41,900,509       $  27,983,069
Unearned rental income........................................................          (5,591,711)         (3,919,935)
Unguaranteed residuals........................................................             533,090             302,201
Unearned residual income......................................................            (158,282)           (119,711)
Security deposits.............................................................            (103,615)            (23,853)
                                                                                     -------------       -------------
                                                                                        36,579,991          24,221,771
Allowance for possible losses.................................................             (45,000)             (5,000)
                                                                                     -------------       -------------
                                                                                     $  36,534,991       $  24,216,771
                                                                                     =============       =============

         A summary of the allowance for possible losses for the six month period ended June 30, 2004 and the year ended December 31, 2003 is as follows:

                                                                                       Six Month
                                                                                      Period Ended        Year Ended
                                                                                        June 30,          December 31,
                                                                                          2004               2003
                                                                                     -------------        -----------
Allowance for possible losses, beginning of the period..................             $       5,000        $         -
Provision for losses....................................................                    40,000              5,000
                                                                                     -------------        -----------
Allowance for possible losses, end of period............................             $      45,000        $     5,000
                                                                                     =============        ===========

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004

NOTE 4 - INVESTMENT IN LEASE RECEIVABLES - (CONTINUED)

         The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing and operating leases for each of the five succeeding twelve-month periods ending June 30 and thereafter are as follows:


                                       Direct Financing     Operating
                                       ----------------     ---------
   2005.............................     $ 13,203,576       $ 138,005
   2006.............................       11,498,671          40,145
   2007.............................        8,856,413               -
   2008.............................        5,457,661               -
   2009.............................        2,647,084               -
   Thereafter.......................          237,104               -
                                         ------------       ---------
                                         $ 41,900,509       $ 178,150
                                         ============       =========

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004

NOTE 5 - DEBT

         The table below summarizes the Fund's debt at June 30, 2004 and December 31, 2003:

                                                                                     June 30, 2004     December 31, 2003
                                                                                     -------------     -----------------
OFC Capital, a division of ALFA Financial Corporation collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount, with a credit reserve of 15% after security deposit. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing
the loan, with a final maturity date of February 15,                                 $  14,964,831       $  13,056,516

National City Commercial Capital Corporation f/k/a Information Leasing
Corporation, collateralized by specified leases and their related receivables, at a price generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve with a credit reserve of 15% after security deposit (reducing to 8% as of July 30, 2004). The loan is repayable as payments are made under the leases or equipment financing transactions
collateralizing the loan, with a final maturity date of November 1, 2009.                5,882,352           7,329,886

Sovereign Bank, revolving warehouse line of credit, with an aggregate borrowing limit of $10 million collateralized by specific lease receivables and related equipment. Interest on this facility is calculated at LIBOR plus 2.5% per annum
(3.7% at June 30, 2004). Interest and principal are due as payments are received
under the leases. The line expires in May 2005.                                          9,949,567                   -
                                                                                     -------------       -------------
Total outstanding debt                                                               $  30,796,840       $  20,386,402
                                                                                     =============       =============

         The debt maturity for each of the five succeeding twelve month periods ending June 30 and thereafter is as follows:

                  2005...................     $ 16,872,790
                  2006...................        5,874,777
                  2007...................        4,285,667
                  2008...................        2,754,012
                  2009...................          978,545
                  Thereafter.............           31,049
                                              ------------
                                              $ 30,796,840
                                              ============

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004

NOTE 6 - TRANSACTIONS WITH AFFILIATES

         The General Partner and its affiliate, Anthem Securities, Inc. ("Anthem Securities"), a subsidiary of Resource America, Inc., receive an organization and offering expense allowance of 3% of the offering proceeds and an underwriting fee of 2% of the offering proceeds raised, respectively. This expense allowance and underwriting fee are contingent upon the gross proceeds raised and are limited in the aggregate to $2,500,000. These charges are recorded by the Fund as offering costs incurred for the sale of limited partnership units on the Statement of Partners' Capital.

         The General Partner receives an acquisition fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is equal to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment leases, including in each instance, debt it incurs or assumes in connection with the acquisition.

         The General Partner receives a subordinated annual asset management fee of 3% of gross rental payments for operating leases and 2% of gross rental payments for deferred financing leases, as defined in the Partnership Agreement. During the Fund's five-year investment period, the asset management fee will be subordinated to the payment of a cumulative annual distribution to the Fund's limited partners equal to 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

         The General Partner receives a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission will be subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commission was paid during the three and six months ended June 30, 2004 and 2003.

         The General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the three and six months ended June 30, 2004 and 2003.

         The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

         Anthem Securities receives sales commissions of 8% of the proceeds on each unit sold, which are then paid to third party broker dealers.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004

NOTE 6 - TRANSACTIONS WITH AFFILIATES - (CONTINUED)

         The following is a summary of fees and costs of services and materials charged by the General Partner and/or its affiliates:

                                                                  Three Months Ended               Six Months Ended
                                                                      June 30,                         June 30,
                                                               --------------------------      -------------------------
                                                                  2004            2003            2004            2003
                                                               ---------        ---------      ---------       ---------
   Organization and offering expenses..................        $  54,319        $  72,122      $  85,845       $ 152,522
   Underwriting fees...................................           35,851           47,820         56,464         100,300
   Acquisition fees....................................          221,887           98,787        327,936         228,236
   Asset management fees...............................           64,952           23,251        145,292          26,067
   Reimbursable expenses...............................           61,632          158,985        278,147         179,898
   Sales commissions...................................          143,405          191,283        227,644         401,202

         Due from related parties at June 30, 2004 and December 31, 2003 was $416,231 and $128,333, respectively, which represents net monies due the Fund from the General Partner and/or its affiliates for amounts collected and not yet remitted to the Fund.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

FORWARD-LOOKING STATEMENTS

WHEN USED IN THIS FORM 10-Q THE WORDS "BELIEVES" "ANTICIPATES" "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K, UNDER THE CAPTION "RISK FACTORS." THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

         We were formed on January 31, 2002. In August, 2002 we began our offering of 500,000 limited partner units. LEAF Financial Corporation became our general partner of on June 30, 2004 upon the merger of LEAF Asset Management, Inc. into it. The Fund is currently conducting an offering of a maximum of 500,000 limited partner units for aggregate maximum gross proceeds of $50,000,000. Under the terms of our offering, subscriptions received were held in escrow until we reached the required minimum subscriptions of 20,000 limited partner units. On March 3, 2003, upon reaching the offering minimum, we broke escrow and commenced operations. As of June 30, 2004, we had sold 124,048 limited partner units raising $10,792,385 net of offering costs. The offering will end no later than August 15, 2004 and we do not expect to reach the maximum offering gross proceeds of $50,000,000.

         We acquire portfolios of existing leases originated or acquired by an affiliate of our general partner and other parties. The principal sources for these portfolios will be small company lessors, international leasing institutions, regional and national commercial banks and captive finance companies of large manufacturers. Our general partner's board of directors has an investment committee which sets, and may from time to time revise, standards and procedures for the review and approval of equipment acquisitions and leases of that equipment.

         Our leases consist of both direct financing and operating leases which are recorded in accordance with accounting principles generally accepted in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future minimum lease payments and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. When a direct financing lease is 90 days or more delinquent, the lease is classified as being on non-accrual and we generally do not recognize interest income on that lease until the lease is less than 90 days delinquent. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the undepreciated cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years.

         As of June 30, 2004, our portfolio contained 798 leases with 742 individual end users. As of June 30, 2004, we had invested $42,851,513 in equipment under direct financings leases and $467,592 in equipment under operating leases.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) - (CONTINUED)

OUR LEASE PORTFOLIO

         The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment we leased under the operating and direct financing methods as of June 30, 2004:

Direct Financing Leases:

                                             Purchase Price       Percentage of
Type of Equipment                             of Equipment       Total Equipment
-----------------                            --------------      ---------------

Furniture..................................  $     984,850             2.3%
Garment Care Equipment.....................      1,511,264             3.5%
General Office Equipment...................     18,266,580            42.6%
Industrial Equipment.......................      5,364,141            12.5%
Medical Equipment..........................     10,894,978            25.4%
Restaurant Equipment.......................        644,862             1.5%
Security Systems...........................        331,811             0.8%
Other......................................      4,853,027            11.4%
                                             -------------           -----
                                             $  42,851,513           100.0%
                                             =============           =====

Operating Leases:

                                             Purchase Price       Percentage of
Type of Equipment                             of Equipment       Total Equipment
-----------------                            --------------      ---------------

Furniture..................................         18,838             4.0%
General Office Equipment...................        136,163            29.1%
Industrial Equipment.......................         77,313            16.5%
Medical Equipment..........................        150,848            32.3%
Other......................................         84,430            18.1%
                                             -------------           -----
                                             $     467,592           100.0%
                                             =============           =====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) - (CONTINUED)

OUR LEASE PORTFOLIO (CONTINUED)

         The following schedules detail the type of lessee's business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment we leased under the operating and direct financing methods as of June 30, 2004:

Direct Financing Leases:

                                                                           Purchase Price           Percentage of
Type of Business                                                            of Equipment           Total Equipment
----------------                                                           ---------------         ---------------
Automotive Dealers/Gasoline Stations and Repair....................        $     3,359,151                 7.8%
Diversified Financial/Banking/Insurance/Engineering................             10,426,475                24.3%
Manufacturing/refining.............................................              3,501,016                 8.2%
Medical............................................................             14,483,626                33.9%
Real Estate........................................................              1,042,599                 2.4%
Education..........................................................              1,105,182                 2.6%
Wholesale Trade....................................................              1,077,447                 2.5%
Other..............................................................              7,856,017                18.3%
                                                                           ---------------               ------
                                                                           $    42,851,513               100.0%
                                                                           ===============               ======

Operating Leases:
                                                                            Purchase Price          Percentage of
Type of Business                                                             of Equipment          Total Equipment
----------------                                                           ---------------         ---------------
Restaurants..........................................................      $        62,168                13.3%
Diversified Financial/Banking/Insurance/Engineering..................               31,605                 6.8%
Construction.........................................................               68,721                14.7%
Medical..............................................................              150,848                32.3%
Publishing/printing..................................................               48,032                10.3%
Wholesale Trade......................................................              106,218                22.6%
                                                                           ---------------               ------
                                                                           $       467,592               100.0%
                                                                           ===============               ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) - (CONTINUED)

RESULTS OF OPERATIONS

         We had interest and rental income of $655,559 and $1,267,608 for the three and six month periods ended June 30, 2004, an increase of 191% and 386% over the comparable periods in 2003. From our inception in March 20003 to June 30, 2004 our portfolio of leases has grown to 798 totaling a net investment of $36,746,158 with 742 different customers. Interest expense of $392,396 and $766,612 for the three and six month periods ended June 30, 2004 includes interest incurred on warehouse lines, loans payable and the amortization of deferred financing costs. As our lease portfolio grows and we incur additional debt, interest expense will increase in future periods. Total operating expenses were $275,331 and $679,695 for the three and six month periods ended June 30, 2004. General and administrative expenses, including reimbursed expenses-related party, were $161,580 and $432,091 for the three and six month periods ended June 30, 2004. Of this amount, $61,632 and $278,147 was paid to our general partner as a direct reimbursement of expenses incurred on our behalf. The remaining general and administrative expenses of $99,948 and $153,944 for the three and six month periods ended June 30, 2004 were paid directly to vendors. In addition, we paid management fees of $64,952 and $145,292 to our general partner for the three and six month periods ended June 30, 2004. The management fees are calculated as a percentage of gross rental payments on both direct financing and operating leases. Depreciation expense from operating leases was $48,799 and $102,312 during the three and six month periods ended June 30, 2004. Included in Other Income, we recognized a net gain on sale of equipment and lease dispositions of $430 and $54,319 for the three and six month periods ended June 30, 2004.

         Our net income (loss) was $8,604 and $(83,984) for the three and six month period ended June 30, 2004. The gain (loss) per limited partner unit, after the gain (loss) allocated to our general partner, was $0.07 and $(0.77), based on a weighted average number of limited partner units outstanding of 115,967 and 107,433 for the three and six month periods ended June 30, 2004. This was our first quarterly profit reported. As would be expected in the initial periods of operation, overhead expenses were incurred prior to the growth of revenues. We attained profitability through the growth in our portfolio of leases facilitated by new credit facilities and through the reduction of overhead expenses. To remain profitable we need to increase our revenues by acquiring additional lease portfolios. We plan to obtain additional capital to acquire these portfolios primarily through new credit facilities, which may include warehouse lines, commercial paper and securitizations. The offering period for the sale of partnership units ends August 15, 2004. On July 30, 2004 we borrowed approximately $8.1 million from National City Commercial Capital Corporation, one of our current lenders, under terms similar to our existing loans.

         We declared cash distributions of $232,273, of which $151,313 was paid during the three month period ended June 30, 2004. The remaining distributions of $80,960 were accrued at June 30, 2004 and were paid in July 2004.

Three month period ended June 30, 2004 compared to the three month period ended June 30, 2003.

         We had interest and rental income of $655,559 for the three month period ended June 30, 2004 as compared to $225,238 for the same period in 2003. The increase of $430,321 is primarily due to the fact that we had just broken escrow and commenced operations on March 3, 2003 and had invested $8,304,683 in direct financing leases and $374,069 in equipment under operating leases at the end of the earlier period. At June 30, 2004, we had invested $36,534,991 in direct financing leases and $211,167 in equipment in operating leases.

         Other income includes gains and losses on lease terminations, which vary from transaction to transaction and there may be significant variations in our gains or losses from period to period. Other income for the three month period ended June 30, 2004 was $20,772 as compared to $2,522 for the three month period ended June 30, 2003.

         Our interest expense for the three month period ended June 30, 2004 increased by $340,147 (651%) to $392,396 due to an increase in debt to $30,796,840 from $4,767,118 as of June 30, 2003.

         Operating expenses declined by $40,363 (12.7%) to $275,331 for the three month period ended June 30, 2004, as compared to $315,694 for the same period in 2003. Reimbursed expenses to our general partner declined by $97,353 because many of the expenses associated with developing our operations are now complete, however, we anticipate that these expenses will increase in the future as our portfolio grows. The decline in reimbursed expenses was offset by an increase of $41,701 in management fee-related party. These fees which are based on lease payment collections will continue to increase as the lease portfolio grows.

Six month period ended June 30, 2004 compared to the six month period ended June 30, 2003.

         We had interest and rental income of $1,267,608 for the six month period ended June 30, 2004 as compared to $260,621 for the same period in 2003. The increase of $1,006,987 is primarily due to the fact that we had just broken escrow and commenced operations on March 3, 2003 and had invested $8,304,683 in leases at the end of the earlier period. At June 30, 2004, we had invested $36,638,606 in direct financing leases and had invested $211,167 in equipment under operating leases.

         Other income for the six month periods ended June 30, 2004 was $94,715 as compared to $3,072 the six month period ended June 30, 2003.

         Our interest expense for the six month period ended June 30, 2004 increased by $701,959 to $766,612 due to an increase in debt to $30,796,840 from $4,767,118 as of June 30, 2003.

         We had total operating expenses of $679,695 for the six month period ended June 30, 2004 as compared to $341,314 for the same period in 2003. The increase of $338,381 was primarily due to increases in reimbursed expenses of $98,249, general and administrative of $80,100, management fee of $119,225 and depreciation expense of $40,807. These increases are primarily due to the fact that we commenced operations on March 3, 2003 and therefore had fewer operating days in the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Our major sources of liquidity are the sale of limited partner units and borrowings under credit facilities. The offering of limited partnership units ends on August 15, 2004.

         Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners. We plan to meet our cash requirements through new credit facilities, through the sale of additional limited partner units and through the cash generated from leases we expect to acquire. We are currently in discussions with several sources of the financing that will be required to purchase additional lease portfolios.

         The following table sets forth our sources and uses of cash for the periods indicated:

                                                                        Six Months Ended
                                                                             June 30,
                                                                  -------------------------------
                                                                      2004               2003
                                                                  -------------     -------------
Net cash used by operating activities.....................        $    (300,104)    $    (155,807)
Net cash used in investing activities.....................          (12,303,901)       (8,621,350)
Net cash provided by financing activities.................           12,880,507         9,070,403
                                                                  -------------     -------------
Increase in cash..........................................        $     276,502     $     294,246
                                                                  =============     =============

         We broke escrow and commenced operations on March 3, 2003. Since we were in full operation for six months in 2004 as compared to four months in 2003, we were was able to invest in more leases during the six month period ended June 30, 2004 ($16,417,170) as compared to the same period in 2003 ($8,977,745). We were was also able to obtain more financing during the six month period ended June 30, 2004 ($13,628,583) as compared to the same period in 2003 ($6,267,118), because we were in operation for a longer period resulting in a larger portfolio of leases to use as collateral for financing.

         We sold more limited partnership units during the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2004 ($2,583,508 in 2004 and $5,028,663 in 2003). This decrease in units sold was the result of the hiatus in marketing and selling partnership units from October 31, 2003 to January 28, 2004 while our offering prospectus was under regulatory review. It took additional time to reestablish ourselves with the marketplace once we were able to restart our offering.

         Our liquidity is affected by our ability to sell additional limited partnership units and to leverage our portfolio through expansion of credit facilities. In addition, changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage.

         Our liquidity could also be affected by higher than expected lease defaults. Higher than expected lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the levels of defaults are significantly large, it may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our general partner's management's prior experience with similar lease assets. At June 30, 2004, our credit evaluation indicated the need for an allowance for possible losses of $45,000. As our lease portfolio increases we anticipate the allowance for possible losses will increase.

         Net cash used in operations of $300,104 is the result of our net loss of $83,984 offset by non-cash expenses (depreciation, amortization and loss provision) of $155,155 increased by the gain on sale of $54,319 and the net of our other receivables and accounts payable and amounts due from related parties of $345,567.

         Net cash used in investing activities of $12,303,901 for the six month period ended June 30, 2004 is due primarily to the investment in direct financing leases of $16,417,170 offset by the proceeds from direct financing leases of $3,181,334 and $852,173 from the sale of equipment and lease dispositions.

         Net cash provided by financing activities for the six month period ended June 30, 2004 was $12,880,507. Cash provided by financing of $13,628,583 was primarily derived from the debt used to acquire lease portfolios and $2,831,287 from the sale of partnership units. On January 28, 2004, we borrowed an additional $3,678,926 from our line of credit with OFC Capital, which was collateralized by specific lease receivables. Gross proceeds of $3,678,926 were reduced for cash reserves of $118,675 and transaction costs of $24,636, resulting in net proceeds of $3,535,615. In May 2004, we established and borrowed $10,000,000 under a new revolving warehouse line of credit with Sovereign Bank. This line of credit, which is secured by lease receivables, bears interest at a floating rate of LIBOR plus 2.5% interest per annum. To mitigate our exposure to changes in interest rates, it is our intent to use this line of credit to aggregate leases that will be later financing on a permanent basis with a commercial paper conduit, term securitization, our term loan similar to our loans with National City Commercial Capital Corporation or OFC Capital. On July 30, 2004 we borrowed $8.1 million from National City Commercial Corporation. We are in negotiations with several financing sources for additional financing facilities.

PARTNERSHIP DISTRIBUTIONS

         During the six month period ended June 30, 2004 we declared distributions of $432,864, of which $351,904 was distributed and $80,960 was accrued as of June 30, 2004. The accrued distribution of $80,960 was paid in July 2004 to all admitted partners as of June 30, 2004. Declared distributions to limited partners were 8% of invested capital.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

           As of June 30, 2004, the amount outstanding under the revolving warehouse line of credit was $9,949,567. The interest rate of this facility is calculated at LIBOR plus 2.5% interest per annum. The weighted average interest rate for this facility was 3.6% at June 30, 2004. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $36,000.

         We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

ITEM 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The chairman and chief financial officer of our general partner, our principal executive officer and financial officer, respectively, have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 (c) and 15d-14(c)) under the Securities Exchange Act of 1934 within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

         We are not subject to any pending legal proceedings.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our limited partner units are not publicly traded. As of June 30, 2004, we had 307 limited partners.

         We are currently offering units of our limited partnership interest pursuant to a registration statement (File No. 333-84730) that was made effective by the Securities and Exchange Commission on August 15, 2002, when the offering commenced. The dealer manager for the offering is Anthem Securities, Inc. We registered the sale of 500,000 units of limited partnership interest at an aggregate offering price of $50,000,000. As of July 27, 2004, we had sold 144,860 units for an aggregate offering price of $14,409,099.

         The following table shows the use of proceeds from the offering since the effective date of the registration statement through June 30, 2004.

Offering proceeds............................................................          $ 12,339,586
Expenses:
     Sales commissions (1)(2)................................................          $   (941,969)
     Underwriting fees (1)(2)................................................              (235,044)
     Organization and offering expenses (3)..................................              (370,188)
                                                                                       ------------
     Public offering expenses................................................            (1,547,201)

Net offering proceeds........................................................            10,792,385
Reserves                                                                                   (215,848)
                                                                                       ------------
Total proceeds available for investment......................................          $ 10,576,537

Use of proceeds for investment (estimated):
     Used in operations (4)..................................................               900,000
     Acquisition of lease portfolios (5).....................................             8,400,000
     Working capital.........................................................             1,276,537

-------------
(1) We did not pay sales commissions or underwriting fees with respect to the 6,474.7 units sold to our general partner, the selling dealers and their affiliates.
(2) Paid to an affiliate of the general partner.
(3) Paid to the general partner.
(4) The general partner was reimbursed $872,563 for operating expenses and paid asset management fees of $218,387.
(5) Included are asset acquisition fees of $844,173 that were paid to our general partner.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5. - OTHER INFORMATION

         None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

                  1.  FINANCIAL STATEMENTS

                      The financial statements required by this Item are set forth in Item 1

                  2.  FINANCIAL STATEMENT SCHEDULES

                      No schedules are required to be presented.

                  3.  EXHIBITS

                  Exhibit No.      Description
                  -----------      -----------
                     3.1           Amended and Restated Agreement of Limited
                                   Partnership(1)

                     3.2           Certificate of Limited Partnership(2)

                     4 Forms of letters sent to limited partners confirming their investment(2)

                     10.1 Revolving Credit Agreement and Assignment dated as of May 27, 2004 among Lease Equity Appreciation Fund I, L.P., LEAF Financial Corporation and Sovereign Bank.

                     31.1          Rule 13a-14(a)/15d-14(a) Certifications

                     31.2          Rule 13a-14(a)/15d-14(a) Certifications

                     32.1          Section 1350 Certifications

                     32.2          Section 1350 Certifications

                  -----------

                  (1) Filed previously as Appendix A to our Post-Effective
                      Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

                  (2) Filed previously as an Exhibit to Amendment No. 1 to our
                      Registration Statement on Form S-1 filed on June 7, 2002.

                     LEASE EQUITY APPRECIATION FUND I, L.P.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ Crit DeMent           Chief Executive Officer and            August 13, 2004
-----------------------   Director of the General Partner.
CRIT DEMENT               (Principal Executive Officer)



/s/ Robert K. Moskovitz   Senior Vice President,                 August 13, 2004
-----------------------   and Chief Financial Officer
ROBERT K. MOSKOVITZ       of the General Partner.
                          (Principal Financial Officer)