Form 10-Q
period 2004-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2004-11-15
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [ X ]        No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) of the Act.

Yes [   ]      No [ X ]

LEASE EQUITY APPRECIATION FUND I, L.P.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements

	Balance Sheets - September 30, 2004 (Unaudited) and December 31, 2003 (Audited)	3

	Statements of Operations (Unaudited) for the Three and Nine Months
	Ended September 30, 2004 and 2003	4

	Statement of Partner's Capital (Unaudited) for the Nine Months
	Ended September 30, 2004	5

	Statement of Cash Flows (Unaudited)
	For the Nine Months Ended September 30, 2004 and 2003	6

	Notes to Financial Statements - September 30, 2004 (Unaudited)	7 - 16

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17 - 23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4	Controls and Procedures	23 - 24

PART II	OTHER INFORMATION

Item 2	Changes in Securities and Use of Proceeds	25

Item 6	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND I, L.P. BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash	$2,235,787	$1,030,394
Accounts receivable	30,669	85,372
Other receivables	2,560,694	2,169,877
Due from related party, net	--	128,833
Net investment in direct financing leases (net of allowance for possible
losses of $75,000 and $5,000)	46,393,380	24,216,771
Equipment under operating leases (net of accumulated depreciation of
$447,468 and $154,113)	1,222,980	313,479
Other assets	263,448	267,821

	$52,706,958	$28,212,547

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Debt	$37,071,293	$20,386,402
Note payable	2,149,629	--
Accounts payable and accrued expenses	196,612	308,370
Due to related party, net	57,223	--
Partners' distributions payable	114,071	65,676

Total liabilities	39,588,828	20,760,448
Partners' capital	13,118,130	7,452,099

	$52,706,958	$28,212,547

        The accompanying notes are an integral part of these financial statements. 3

LEASE EQUITY APPRECIATION FUND I, L.P. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and rental income	$1,083,834	$281,036	$2,351,441	$524,388
Interest expense	524,750	73,956	1,291,362	138,609

Net interest and rental income	559,084	207,080	1,060,079	385,779
Provision for possible losses	193,741	--	259,900	--

Net interest and rental income after provision for possible losses	365,343	207,080	800,179	385,779
Other income	22,635	9,415	117,352	29,756

Operating income	387,978	216,495	917,531	415,535

Expenses reimbursed to related party	77,489	129,825	355,636	309,723
General and administrative	124,496	93,354	212,279	167,199
Management fee to related party	115,661	13,406	260,955	39,473
Depreciation	191,044	51,691	293,355	113,195

	508,690	288,276	1,122,225	629,590

Net loss	$(120,712)	$(71,781)	$(204,694)	$(214,055)

Net loss per weighted average limited
partner unit	$(0.76)	$(1.11)	$(1.63)	$(4.53)

Weighted average number of limited partner
units outstanding during the period	157,499	64,191	124,695	47,180

        The accompanying notes are an integral part of these financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
STATEMENT OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2004
(Unaudited)

	General Partner	Limited Partners		Partners' Capital

	Amount	Units	Amount	Total
Balance, January 1, 2004	$(7,757)	95,693	$7,459,856	$7,452,099
Partners' contributions	--	73,488	7,300,147	7,300,147
Offering costs related to the sale of
Partner units	--	--	(935,940)	(935,940)
Distributions paid	(6,307)	--	(620,883)	(627,190)
Partners' distributions payable	(1,141)	--	(112,930)	(114,071)
Distributions reinvested	--	2,515	247,779	247,779
Net loss	(2,047)	--	(202,647)	(204,694)

Balance, September 30, 2004	$(17,252)	171,696	$13,135,382	$13,118,130

        The accompanying notes are an integral part of these financial statements. 5

LEASE EQUITY APPRECIATION FUND I, L.P. STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(204,694)	$(214,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment and lease dispositions, net	(46,549)	(28,381)
Depreciation	293,355	113,195
Provision for possible losses	259,900	--
Amortization of deferred financing costs	32,865	--
Decrease (increase) in accounts receivable	54,703	(477,465)
Decrease in related party balances, net	186,056	1,297,069
Increase in other assets	(323,475)	(2,073,268)
Increase (decrease) in accounts payable and accrued expenses	(111,758)	114,125

Net cash provided by (used in) operating activities	140,403	(1,268,780)

Cash flows from investing activities:
Investment in direct financing leases	(28,357,884)	(17,413,393)
Proceeds from direct financing leases, net of earned income	7,104,136	1,265,852
Security deposits received, net	395,612	904
Acquisition of equipment under operating leases	(1,202,856)	(657,953)
Proceeds from sale of equipment and lease dispositions	617,805	215,835

Net cash used in investing activities	(21,443,187)	(16,588,755)

Cash flows from financing activities:
Proceeds from debt	29,838,901	18,423,121
Repayment of debt	(13,154,010)	(7,257,961)
Increase in deferred financing costs	(95,834)	--
Partners' capital contributions	7,300,147	8,257,860
Cash distributions to partners, net of reinvestments	(445,087)	(125,285)
Payment of offering costs incurred for the sale of partner units	(935,940)	(1,055,774)

Net cash provided by financing activities	22,508,177	18,241,961

Increase in cash	1,205,393	384,426
Cash, beginning of period	1,030,394	1,001

Cash, end of period	$2,235,787	$385,427

Non-cash investing activity:
Purchase of direct financing leases	$2,149,629	$--

        The accompanying notes are an integral part of these financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

BASIS OF PRESENTATION

        The accompanying financial statements have been prepared by Lease Equity Appreciation Fund I (“the Fund”) in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2003. The results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         Certain reclassifications have been made to the financial statements as of December 31, 2003 and for the three and nine month periods ended September 30, 2003 to conform to the presentation as of September 30, 2004 and for the three and nine month periods ended September 30, 2004.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

        The Fund is a Delaware limited partnership that was formed on January 31, 2002. On June 30, 2004, the Fund’s general partner, LEAF Asset Management, Inc. merged into its parent, LEAF Financial Corporation (“the General Partner” or “LEAF”). LEAF is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. which is a publicly-traded company (NASDAQ: REXI) operating in the real estate, financial services, energy and equipment leasing sectors.

         The Fund seeks to acquire diversified portfolios of equipment to lease to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing leases from other equipment lessors. The primary objective of the Fund is to generate regular cash distributions to the limited partners from its equipment lease portfolio over the life of the Fund. As of August 15, 2004, the date the Fund’s offering period terminated, the Fund had raised $16,671,282 through the sale of 167,798 limited partner units and $384,943 from the sale of 3,898 limited partner units from the reinvestment by limited partners of cash distributions.

        As of September 30, 2004 and December 31, 2003, in addition to its 1% general partner interest, the General Partner also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs as defined in the Fund’s Limited Partnership Agreement (the “Partnership Agreement”).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Classification

        Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Fund’s balance sheets on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2004
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Use of Estimates

        Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for possible losses and impairment of long-lived assets. Actual results could differ from those estimates.

        Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund’s history with regard to the realization of residuals, available industry data and senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.

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

         The Fund reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded if the carrying amount of the asset exceeds their estimated fair values.

Concentration of Credit Risk

        Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. At September 30, 2004, the Fund had deposits at two banks totaling $2,319,021, of which $2,119,021 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2004
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Revenue Recognition

        The Fund’s investment in leases consists of direct financing and operating leases which are recorded in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and its various amendments and interpretations.

        Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. A lease is a direct financing lease if the creditworthiness of the customer and the collectibility of lease payments are reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the customer at the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair market value of the leased equipment at inception of the lease. The Fund’s investment in direct financing leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned lease income. Unearned lease income, which is recognized as revenue over the term of the lease by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.

        Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund's policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the nine months ended September 30, 2004 and 2003.

        Other income consists of fees for delinquent payments which are recognized when received.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2004
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Income Taxes

        Federal and most state income tax laws provide that the income or losses of the Fund are reportable by the partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Supplemental Disclosure of Cash Flow Information

         During the nine month periods ended September 30, 2004 and September 30, 2003, the Fund paid $1,236,384 and $138,609 for interest, respectively.

         The Fund paid cash distributions of $114,071 in October 2004 which were accrued at September 30, 2004. The General Partner declared and paid a cash distribution of $65,676 in January 2004 for the month of December 2003 to all admitted partners as of December 31, 2003.

Net Loss per Limited Partner Unit

         Net loss per limited partner unit is computed by dividing net loss allocated to limited partners by the weighted average number of limited partner units outstanding during the period. The weighted average number of limited partner units outstanding during the period is computed based on the number of limited partner units issued during the period weighted for the days outstanding during the period. There were no potentially dilutive securities outstanding in any periods during 2004 or 2003.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (“VIE’s”). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that is such a primary beneficiary of the VIE is required to consolidate the VIE’s assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R were effective immediately for all VIEs created after January 31, 2003 and for VIEs created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 on July 1, 2003 had no impact on the Fund’s financial position or results of operations.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2004
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

Other Receivables

        At September 30, 2004 and December 31, 2003, other receivables include restricted cash of $2,128,266 and $1,595,631, respectively, being held in reserve by the Fund’s lenders and $432,428 and $574,246, respectively, of customers’ payments deposited in a lockbox account that have not yet been transferred to the Fund.

Other Assets

        At September 30, 2004 and December 31, 2003, other assets include $217,283 and $154,315, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt.

NOTE 3 — ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

        Cash distributions, if any, are made monthly as follows: 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their unpaid cumulative return (8% of their adjusted capital contribution) and thereafter, to investment and reinvestment in leases or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the limited partners and 1% to the General Partner. The General Partner declared cash distributions of $741,261 and $236,919 during the nine month periods ended September 30, 2004 and 2003, respectively.

        Net income for any period during the reinvestment period (the period commencing March 3, 2003 and ending five years after the last closing date on which any limited partner is admitted) is allocated 99% to the limited partners and 1% to the General Partner. Income during the liquidation period will be allocated first to the partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the limited partners and 1% to the General Partner.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2004
(Unaudited)

NOTE 3 —ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS  — (Continued)

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

NOTE 4 — INVESTMENT IN LEASE RECEIVABLES

        The Fund’s direct financing leases are for initial lease terms ranging from approximately 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. As of September 30, 2004, approximately 14% of leased equipment was located in the state of California. No other state accounted for more than 10% of the Fund’s lease portfolio.

        The components of the net investment in direct financing leases are as follows at:

	September 30, 2004	December 31, 2003
Total future minimum lease payments	$53,441,121	$27,983,069
Unearned rental income	(6,863,083)	(3,919,935)
Unguaranteed residuals	427,355	302,201
Unearned residual income	(117,548)	(119,711)
Security deposits	(419,465)	(23,853)

	46,468,380	24,221,771
Allowance for possible losses	(75,000)	(5,000)

	$46,393,380	$24,216,771

A summary of the allowance for possible losses for the nine month period ended September 30, 2004 and the year ended December 31, 2003 is as follows:

	Nine Month Period Ended September 30, 2004	Year Ended December 31, 2003
Allowance for possible losses, beginning of the period	$5,000	$--
Provision for possible losses	259,900	5,000
Charge offs	(189,900)	--

Allowance for possible losses, end of period	$75,000	$5,000

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2004
(Unaudited)

NOTE 4 — INVESTMENT IN LEASE RECEIVABLES — (Continued)

        The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing and operating leases for each of the five succeeding twelve-month periods ending September 30 and thereafter are as follows:

	Direct Financing	Operating
2005	$18,536,764	$571,003
2006	14,917,687	384,478
2007	10,575,936	161,944
2008	6,401,801	41,518
2009	2,560,838	9,043
Thereafter	448,095	--

	$53,441,121	$1,167,986

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2004
(Unaudited)

NOTE 5 — DEBT

        The table below summarizes the Fund’s debt at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of February 15, 2009.	$13,285,939	$7,329,886

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 15% after security deposit (reduced to 8% as of July 30, 2004). The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of November 10, 2009.	13,867,148	13,056,516

Sovereign Bank, revolving warehouse line of credit, with an aggregate borrowing limit of $10 million collateralized by specific lease receivables and related equipment. Interest on this facility is calculated at LIBOR plus 2.5% per annum (4.34% at September 30, 2004). Interest and principal are due as payments are received under the leases. The line expires in May 2005.	9,918,206	--

Total outstanding debt	$37,071,293	$20,386,402

The debt maturity for each of the five succeeding twelve month periods ending September 30 and thereafter is as follows:

2005	$19,089,998
2006	7,750,019
2007	5,588,524
2008	3,398,189
2009	1,235,514
Thereafter	9,049

$37,071,293

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2004
(Unaudited)

NOTE 6 — NOTE PAYABLE

        On September 30, 2004, the Fund purchased a portfolio of leases in exchange for a $2,149,629 note which was repaid in October 2004. The Note has a maturity date of October 31, 2004 and accrues interest at 8% per annum.

NOTE 7 — TRANSACTIONS WITH AFFILIATES

         The General Partner and its affiliate, Anthem Securities, Inc. (“Anthem Securities”), a subsidiary of Resource America, Inc., receive an organization and offering expense allowance of 3% of the offering proceeds and an underwriting fee of 2% of the offering proceeds raised, respectively. These charges were recorded by the Fund as offering costs incurred for the sale of limited partner units on the Statement of Partners’ Capital. The expense allowance and underwriting fee are contingent upon the gross proceeds raised and are limited in the aggregate to $2,500,000.

        The General Partner receives an acquisition fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is equal to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment leases, including in each instance, debt it incurs or assumes in connection with the acquisition.

        The General Partner receives a subordinated annual asset management fee of 3% of gross rental payments for operating leases and 2% of gross rental payments for direct financing leases, as defined in the Partnership Agreement. During the Fund’s five-year investment period, the asset management fee will be subordinated to the payment of a cumulative annual distribution to the Fund’s limited partners equal to 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

        The General Partner receives a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission will be subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commission was paid during the three and nine months ended September 30, 2004 and 2003.

        The General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the three and nine months ended September 30, 2004 and 2003.

        The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

        Anthem Securities receives sales commissions of 8% of the proceeds on each unit sold, which are then paid to third party broker dealers.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2004
(Unaudited)

NOTE 7 — TRANSACTIONS WITH AFFILIATES — (Continued)

        The following is a summary of fees and costs of services and materials charged by the General Partner and/or its affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Organization and offering expenses	$141,499	$ 97,843	$227,334	$250,365
Underwriting fees	81,757	60,781	138,221	161,082
Acquisition fees	290,484	100,042	618,420	328,278
Asset management fees	115,661	13,406	260,955	39,473
Reimbursable expenses	77,489	129,825	355,636	309,723
Sales commissions	342,731	243,126	570,385	644,327

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Unaudited)

Forward-Looking Statements

When used in this Form 10-Q the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of our annual report on Form 10-K, under the caption “Risk Factors.” These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

         We were formed on January 31, 2002. LEAF Financial Corporation became our general partner on June 30, 2004 upon the merger of LEAF Asset Management, Inc. into it. In August, 2002 we began our offering of 500,000 limited partner units for a maximum offering proceeds of $50,000,000. The offering period ended on August 15, 2004. As of September 30, 2004, we had sold 171,696 limited partner units raising $14,939,114 net of offering costs.

        We acquire portfolios of existing leases originated or acquired by an affiliate of our general partner and other parties. The principal sources for these portfolios are small company lessors, international leasing institutions, regional and national commercial banks and captive finance companies of large manufacturers. Our general partner’s board of directors has an investment committee which sets, and may from time to time revise, standards and procedures for the review and approval of equipment acquisitions and leases of that equipment.

        Our leases consist of both direct financing and operating leases which are recorded in accordance with accounting principles generally accepted in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future minimum lease payments and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the effective interest method. When a direct financing lease is 90 days or more delinquent, the lease is classified as being on non-accrual and we generally do not recognize interest income on that lease until the lease is less than 90 days delinquent. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the undepreciated cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years.

         As of September 30, 2004, our portfolio contained 1,530 leases with 1,419 individual end users. As of September 30, 2004, we had invested $46,393,380 in equipment under direct financings leases and $1,222,980 in equipment under operating leases.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Unaudited) - (Continued)

Our Lease Portfolio

        The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment we leased under the direct financing and operating methods as of September 30, 2004:

Direct Financing Leases:

Type of Equipment	Purchase Price of Equipment	Percentage of Total Equipment
Industrial equipment	$ 12,086,031	21%
Medical equipment	10,381,184	18%
Computer systems	9,582,036	17%
Computer software	6,039,186	11%
Dry cleaning	3,932,913	7%
Telecom systems	2,603,703	5%
Copiers	2,111,044	4%
Other	9,637,247	17%

	$56,373,344	100%

Operating Leases:

Type of Equipment	Purchase Price of Equipment	Percentage of Total Equipment
Computer systems	$ 645,656	39%
Copiers	247,303	15%
Dental equipment	207,278	12%
Telecom systems	147,763	9%
Laundry equipment	135,082	8%
Other	287,366	17%

	$1,670,448	100%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Unaudited) - (Continued)

Our Lease Portfolio (Continued)

        The following schedules detail the type of lessee’s business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment we leased under the operating and direct financing methods as of September 30, 2004:

Direct Financing Leases:

Type of Business	Purchase Price of Equipment	Percentage of Total Equipment
Health services	$15,865,471	28%
Business services	8,249,023	15%
Automotive	4,588,238	8%
Personal services	4,576,888	8%
Real estate	1,520,400	3%
Retail	1,200,565	2%
Amusement and recreation	1,177,297	2%
Other	19,195,462	34%

	$56,373,344	100%

Operating Leases:

Type of Business	Purchase Price of Equipment	Percentage of Total Equipment
Health services	$ 332,363	20%
Business services	310,026	18%
Wholesale goods	220,688	13%
Administrative of Environment quality and housing programs	135,082	8%
Repair services	117,238	8%
Other	555,051	33%

	$1,670,448	100%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Unaudited) - (Continued)

Results of Operations

         We had interest and rental income of $1,083,834 and $2,351,441 for the three and nine month periods ended September 30, 2004, an increase of 286% and 348% over the comparable periods in 2003. From the commencement of our operations in March 2003 to September 30, 2004, our portfolio of leases has grown to 1,530 totaling a net investment of $46,393,380 with 1,419 different customers. Interest expense of $524,750 and $1,291,362 for the three and nine month periods ended September 30, 2004 includes interest incurred on a warehouse line, loans payable and the amortization of deferred financing costs. As our lease portfolio grows and we incur additional debt, interest expense will increase in future periods. Total operating expenses were $508,690 and $1,122,225 for the three and nine month periods ended September 30, 2004. General and administrative expenses, including reimbursed expenses to related party, were $201,985 and $567,915 for the three and nine month periods ended September 30, 2004. Of this amount, $77,489 and $355,636 was incurred to our general partner as a direct reimbursement of expenses incurred on our behalf. In addition, we incurred management fees of $115,661 and $260,955 to our general partner for the three and nine month periods ended September 30, 2004. The management fees are calculated as a percentage of gross rental payments on both direct financing and operating leases. Included in Other Income, we recognized a net gain (loss) on sale of equipment and lease dispositions of $(7,777) and $46,549 for the three and nine month periods ended September 30, 2004.

         Our net loss was $120,712 and $204,697 for the three and nine month period ended September 30, 2004. The loss per limited partner unit, after the loss allocated to our general partner, was $0.76 and $1.63, based on a weighted average number of limited partner units outstanding of 157,499 and 124,695 for the three and nine month periods ended September 30, 2004, respectively. To gain profitability we need to increase our revenues by acquiring additional leases. We plan to obtain additional capital to acquire these portfolios primarily through new credit facilities, which may include warehouse lines, commercial paper and securitizations.

         We declared cash distributions of $308,397 of which $194,326 was paid during the three month period ended September 30, 2004. The remaining distribution of $114,071 was accrued at September 30, 2004 and was paid in October 2004.

Three month period ended September 30, 2004 compared to the three month period ended September 30, 2003.

         We had interest and rental income of $1,083,834 for the three month period ended September 30, 2004 as compared to $281,036 for the same period in 2003. The increase of $802,798 is primarily due to the fact that we had just broken escrow and commenced operations on March 3, 2003 and had invested $8,304,683 in direct financing leases and $374,069 in equipment under operating leases at the end of the earlier period. At September 30, 2004, we had invested $46,393,380 in direct financing leases and $1,222,980 in equipment under operating leases as compared to $24,216,771 and $313,479 in 2003. Our loss for the three month period ended September 30, 2004 was $120,712 as compared to $71,781 for the same period in 2003. Our loss for the current quarter was primarily the result of a greater provision for possible losses. The provision for possible losses was $193,741 for the three months ended September 30, 2004 as compared to no provision for possible losses for the same period in 2003. As the portfolio grows and ages, we aniticipate that the provision for possible losses may increase. Our allowance for possible losses is based on historic loss experience and account aging. Our policy is to charge off to the allowance those leases which are in default and for which management has determined the probability of collection to be remote.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Unaudited) - (Continued)

         Other income includes gains and losses on lease terminations, which vary from transaction to transaction and there may be significant variations in our gains or losses from period to period. Other income for the three month period ended September 30, 2004 was $22,635 as compared to $9,415 for the three month period ended September 30, 2003.

         Our interest expense for the three month period ended September 30, 2004 increased by $450,794 (610%) to $524,750 due to an increase in outstanding debt to $37,071,293 at September 30, 2004 from $7,962,395 as of September 30, 2003.

         Operating expenses increased by $220,414 (76%) to $508,690 for the three month period ended September 30, 2004, as compared to $288,276 for the same period in 2003. Reimbursed expenses to our general partner decreased by $52,336 because many of the expenses associated with developing our operations are now complete; however, we anticipate that these expenses will increase in the future as our portfolio grows. The decrease in reimbursed expenses was offset by an increase of $102,255 in management fee to related party. These fees, which are based on lease payment collections, will continue to increase as the lease portfolio grows. General and administrative costs increased by $31,142 due to the growth of our operations from the same period in the prior year.

Nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003.

         We had interest and rental income of $2,351,441 for the nine month period ended September 30, 2004 as compared to $524,388 for the same period in 2003. The increase of $1,827,053 is primarily due to the growth in our portfolio of leases. We had just broken escrow and commenced operations on March 3, 2003 and had invested $17,413,393 in direct financing leases and $657,953 in operating leases at the end of the earlier period. At September 30, 2004, we had invested $46,393,380 in direct financing leases and $1,222,980 in equipment under operating leases. The provision for possible losses was $259,900 for the nine months ended September 30, 2004 as compared to no provision for possible losses for the same period in 2003. As the portfolio grows and ages, we anticipate that the provision for possible losses may increase.

         Other income for the nine month period ended September 30, 2004 was $117,352 as compared to $29,756 the nine month period ended September 30, 2003. The increase of $87,596 is primarily due to the overall increase in our lease portfolio resulting from an increase in late fees and gain on the termination of leases.

        Our interest expense for the nine month period ended September 30, 2004 increased by $1,152,753 to $1,291,362 due to an increase in outstanding debt to $37,071,293 from $7,962,395 as of September 30, 2003.

         We had total operating expenses of $1,122,225 for the nine month period ended September 30, 2004 as compared to $629,590 for the same period in 2003. The increase of $492,635 was primarily due to increases in management fee to related party of $221,482 and depreciation of $180,160. These increases are primarily due to the fact that we commenced operations on March 3, 2003 and therefore had fewer days of operation in the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2004.

Liquidity and Capital Resources

         Our major sources of liquidity are cash provided by operations, borrowings under credit facilities and the proceeds from the issuance of limited partner units. The offering of limited partner units ended on August 15, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Unaudited) - (Continued)

Liquidity and Capital Resources - (Continued)

         Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners. We plan to meet our cash requirements through new credit facilities, and through the cash generated from our existing portfolio and leases we expect to acquire. We are currently in discussions with several sources to provide the financing that will be required to purchase additional lease portfolios.

        The following table sets forth our sources and uses of cash for the periods indicated:

	Nine Months Ended September 30,
	2004	2003
Net cash provided by (used in) by operating activities	$ 140,403	$ (1,268,780)
Net cash used in investing activities	(21,443,187)	(16,588,755)
Net cash provided by financing activities	22,508,177	18,241,961

Increase in cash	$ 1,205,393	$ 384,426

         We broke escrow and commenced operations on March 3, 2003. Since we were in full operation for nine months in 2004 as compared to seven months in 2003, we were able to invest in more leases during the nine month period ended September 30, 2004 ($28,357,884) as compared to the same period in 2003 ($17,413,393). We were able to increase our net borrowing by $16,684,891 during the nine month period ended September 30, 2004 as compared to $11,165,160 for the same period in 2003, because we were in operation for a longer period resulting in a larger portfolio of leases to use as collateral for financing.

         We raised less in capital during the nine month period ended September 30, 2004 ($7,300,147) as compared to the nine month period ended September 30, 2003 ($8,257,860). This decrease was the result of the hiatus in marketing and selling of partner units from October 31, 2003 to January 28, 2004 while our offering prospectus was being updated. It took additional time to reestablish ourselves with the marketplace once we were able to restart our offering. In addition, our offering ended August 15, 2004, which resulted in being able to sell limited partner units for approximately six and one half months in 2004 as compared to nine months in 2003.

         Our liquidity is affected by our ability to leverage our portfolio through expansion of credit facilities. In addition, changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage.

         Our liquidity could also be affected by higher than expected lease defaults. Higher than expected lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the levels of defaults are significantly large, it may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our general partner's management's prior experience with similar lease assets. For the nine month period ended September 30, 2004, we have written off $189,900 of our lease portfolio and at September 30, 2004 our allowance for possible losses was $75,000. As our lease portfolio increases we anticipate the allowance for possible losses to increase.

         The increase in cash provided by operations and investing reflects the full period of operating activities during the nine months ended September 30, 2004 as compared to the ramp-up of activities in the Fund in 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Unaudited) - (Continued)

         Net cash provided by financing activities for the nine month period ended September 30, 2004 was $22,508,177. This was primarily due to debt proceeds of $29,838,901 used to acquire lease portfolios (reduced by repayment of debt of $13,154,010), and $7,300,147 from the issuance of limited partner units. On January 28, 2004, we borrowed an additional $3,678,926 from our line of credit with OFC Capital, which was collateralized by specific lease receivables. In May 2004, we established and borrowed $10,000,000 under a new revolving warehouse line of credit with Sovereign Bank. This line of credit, which is secured by lease receivables, bears interest at a floating rate of LIBOR plus 2.5% interest per annum. To mitigate our exposure to changes in interest rates, it is our intent to use this line of credit to aggregate leases that will be later financed on a permanent basis with a commercial paper conduit, term securitization, or term loan similar to our loans with National City Commercial Capital Corporation or OFC Capital. On July 30, 2004 we borrowed $8.1 million from National City Commercial Corporation. We are in negotiations with several financing sources to secure such additional financing.

Partnership Distributions

         During the nine month period ended September 30, 2004, we declared distributions of $741,261, of which $627,190 was distributed and $114,071 was accrued as of September 30, 2004. The accrued distribution of $114,071 was paid in October 2004 to all admitted partners as of September 30, 2004. Declared distributions to limited partners were 8% of invested capital.

ITEM 3. — Quantitative and Qualitative Disclosures about Market Risk

        All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

        As of September 30, 2004, the amount outstanding under the revolving warehouse line of credit was $9,918,206. This facility's interest rate is calculated at LIBOR plus 2.5% per annum. The weighted average interest rate for this facility was 3.9% for the nine months ended September 30, 2004. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net loss would change by approximately $39,000.

        We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to any derivatives risk.

ITEM 4. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and our chief financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and our management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 4. — Controls and Procedures - (Continued)

         Under the supervision of the chief executive officer and chief financial officer of our general partner, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and the chief financial officer of our general partner concluded that our controls and procedures are effective at the reasonable assurance level.

         That there have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting during our most recent fiscal quarter.

PART II – OTHER INFORMATION

ITEM 2. – Changes in Securities and Use of Proceeds

         Our limited partner units are not publicly traded. As of September 30, 2004, we had 436 limited partners.

        We conducted an offering of our limited partner interest pursuant to a registration statement (File No. 333-84730) that was made effective by the Securities and Exchange Commission on August 15, 2002, when the offering commenced. The dealer manager for the offering was Anthem Securities, Inc. We registered the sale of 500,000 units of limited partnership interest at an aggregate offering price of $50,000,000. As of the termination of the offering August 15, 2004, we have issued 171,696 limited partner units for an aggregate proceeds of $17,056,229.

         The following table shows the use of proceeds from the offering since the effective date of the registration statement through September 30, 2004.

Offering proceeds	$ 17,056,229
Expenses:
Sales commissions (1)(2)	(1,284,700)
Underwriting fees (1)(2)	(320,727)
Organization and offering expenses (3)	(511,688)

Public offering expenses	(2,117,115)

Net offering proceeds	14,939,114
Reserves	(298,782)

Total proceeds available for investment	$ 14,640,332

Use of proceeds for investment (estimated):
Acquisition of lease portfolios (5)	$ 11,803,327
Working capital (4)	2,837,005

(1)	We did not pay sales commissions or underwriting fees with respect to the 10,083.3 units sold to our general partner, the selling dealers and their affiliates.
(2)	Paid to an affiliate of the general partner.
(3)	Paid to the general partner.
(4)	The general partner was reimbursed $950,621 for operating expenses and paid asset management fees of $334,050.
(5)	Included are asset acquisition fees of $1,134,659 that were paid to our general partner.

ITEM 6. – Exhibits and Reports on Form 8-K

    (a)        The following documents are filed as part of this Quarterly Report on Form 10-Q:

    1.        Financial Statements

               The financial statements required by this Item are set forth in Item 1.

    2.        Financial Statement Schedules

               No schedules are required to be presented.

    3.        Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership (2)
4	Forms of letters sent to limited partners confirming their investment (2)
10.1	Amendment to Master Program Agreement among Lease Equity Appreciation Fund I, LP ("Assignor") and Information Leasing Corporation ("Assignee") and LEAF Financial Corporation ("Servicer"), dated as of July 30, 2004.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.
(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

LEASE EQUITY APPRECIATION FUND I, L.P.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Crit DeMent	Chief Executive Officer and Director	November 15, 2004
CRIT DEMENT	of the General Partner

/s/ Robert K. Moskovitz	Senior Vice President,	November 15, 2004
ROBERT K. MOSKOVITZ	and Chief Financial Officer
of the General Partner