Form 10-K
period 2004-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2005-03-31
CIK 1169083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the year ended December 31, 2004

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to ______________

                        Commission file number 333-84730

                     LEASE EQUITY APPRECIATION FUND I, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                68-0492247
   (State of Organization)           (I.R.S. Employer Identification No.)

          110 South Poplar Street, Suite 101, Wilmington Delaware 19801
               (Address of principal executive offices) (Zip Code)

                                 (215) 574-1636
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

     Title of Each Class           Name of Each Exchange on Which Registered
            None                                Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                      NONE

                                 TITLE OF CLASS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of December 31, 2004, 160,153 units of limited partner interest are held by non-affiliates of the registrant. There is no public market for the registrant's equity securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                             Page
                                                                                                           -------
PART I
           ITEM 1:   Business............................................................................   3 - 11
           ITEM 2:   Properties..........................................................................       11
           ITEM 3:   Legal Proceedings...................................................................       11
           ITEM 4:   Submission of Matters to a Vote of Security Holders.................................       11

PART II
           ITEM 5:   Market for Registrant's Common Equity and Related Stockholder Matters...............       12
           ITEM 6:   Selected Financial Data.............................................................       13
           ITEM 7:   Management's Discussion and Analysis of Financial Condition and
                     Results of Operation................................................................  14 - 18
           ITEM 7A:  Quantitative and Qualitative Disclosures about Market Risk..........................       19
           ITEM 8:   Financial Statements and Supplementary Data.........................................  20 - 35
           ITEM 9:   Changes in and Disagreements with Accountants on Accounting and
                     and Financial Disclosure............................................................       36
           ITEM 9A:  Controls and Procedures.............................................................       36

PART III
           ITEM 10:  Directors and Executive Officers of the Registrant..................................  37 - 39
           ITEM 11:  Executive Compensation..............................................................       40
           ITEM 12:  Security Ownership of Certain Beneficial Owners and Management......................       40
           ITEM 13:  Certain Relationships and Related Transactions......................................       40
           ITEM 14:  Principal Accountant Fees and Services..............................................       41

PART IV
           ITEM 15:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................       42

SIGNATURES ..............................................................................................       43

                                     PART I

ITEM 1.   BUSINESS

GENERAL

        Lease Equity Appreciation Fund I, L.P., (the "Fund") is a Delaware limited partnership that was formed on January 31, 2002. On June 30, 2004, the Fund's general partner, LEAF Asset Management, Inc. merged into its parent, LEAF Financial Corporation ("the General Partner" or "LEAF"). LEAF is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc., which is a publicly-traded company (NASDAQ: REXI) operating in the real estate, financial services, energy and equipment leasing sectors.

        As of August 15, 2004, the date the Fund's offering period terminated, the Fund had raised $17,060,772 through the sale of 171,746 limited partner units.

        The Fund acquires diversified portfolios of equipment that is leased to third parties. The Fund may also acquire portfolios of equipment subject to existing leases from other equipment lessors. The principal objective of the Fund is to generate regular cash distributions to the limited partners. We expect that the equipment we finance is principally for general business and industrial use and we will focus on the small to mid sized business market, generally businesses with 500 or fewer employees, $1 billion or less in total assets or $100 million or less in total annual sales. We specialize in financing business essential equipment within a price range of $20,000 to $2 million. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, industrial equipment, medical equipment and telecommunications equipment.

        We enter into both operating leases and full payout leases and equipment notes. Under operating leases, the rent we receive on a net present value basis will be in an amount that, when taken together with the amount we estimate we will receive from selling or re-leasing the equipment, or from extension payments, after the termination of the initial lease, which we call the "residual," will be sufficient to return our invested capital plus an appropriate return. Under full payout leases and notes, the payments we receive over the term of the financing will return our invested capital plus an appropriate return without consideration of the residual and the obligor may acquire the equipment at the end of the lease term for a nominal amount.

        We commenced operations on March 3, 2003. As of December 31, 2004 our portfolio contained 1,738 equipment leases with 1,621 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of December 31, 2004 we had a net investment of $1,569,754 in equipment under operating leases and a net investment of $53,150,659 in direct financing leases and notes for a total investment in financing assets of $54,720,413. Our average original equipment cost per equipment lease transaction was $39,850. As of December 31, 2004, the average initial term of our financings was 38 months.

        We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2004 our outstanding debt was $51,461,671.

OUR LEASE PORTFOLIO

        The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by the Fund under operating lease, direct financing leases and notes as of December 31, 2004 and 2003 (dollars in thousands):

DIRECT FINANCING LEASES AND NOTES

                                                         December 31, 2004
                                                     ------------------------
                                                        Net
Type of Equipment                                    Investment    Percentage
--------------------------------------------------   ----------    ----------
Medical Equipment ................................   $   13,656          25.6%
Industrial Equipment .............................       11,184          21.0
Computers ........................................        8,289          15.6
Software .........................................        4,705           8.8
Office Equipment .................................        4,305           8.1
Garment Care .....................................        3,916           7.4
Communications ...................................        2,612           4.9
Building systems .................................        2,260           4.2
Restaurant Equipment .............................        1,892           3.6
Agriculture ......................................          452           0.8
                                                     ----------    ----------
                                                     $   53,271         100.0%
                                                     ==========    ==========

                                                         December 31, 2003
                                                     ------------------------
                                                        Net
Type of Equipment                                    Investment    Percentage
--------------------------------------------------   ----------    ----------
Computers ........................................   $    5,279          21.8%
Medical Equipment ................................        5,134          21.2
Industrial Equipment .............................        3,511          14.5
Office Equipment .................................        3,077          12.7
Software .........................................        2,522          10.4
Garment Care .....................................        1,576           6.5
Building Systems .................................        1,164           4.8
Communications ...................................          985           4.1
Restaurant Equipment .............................          777           3.2
Agriculture ......................................          197           0.8
                                                     ----------    ----------
                                                     $   24,222         100.0%
                                                     ==========    ==========

OPERATING LEASES

                                                         December 31, 2004
                                                     ------------------------
                                                        Net
Type of Equipment                                    Investment    Percentage
--------------------------------------------------   ----------    ----------
Computers ........................................   $      762          48.5%
Office Equipment .................................          473          30.1
Communications ...................................          272          17.3
Software .........................................           36           2.3
Industrial Equipment .............................           15           1.0
Medical Equipment ................................            9           0.6
Restaurant Equipment .............................            3           0.2
                                                     ----------    ----------
                                                     $    1,570         100.0%
                                                     ==========    ==========

                                                         December 31, 2003
                                                     ------------------------
                                                        Net
Type of Equipment                                    Investment    Percentage
--------------------------------------------------   ----------    ----------
Office Equipment .................................   $      118          37.7%
Medical Equipment ................................          101          32.3
Industrial Equipment .............................           52          16.6
Computers ........................................           16           5.1
Communications ...................................           13           4.2
Software .........................................           11           3.5
Restaurant Equipment .............................            2           0.6
                                                     ----------    ----------
                                                     $      313         100.0%
                                                     ==========    ==========

        The following schedules detail the type of business by standard industrial classification, that lease our equipment as of December 31, 2004 and 2003 (dollars in thousands):

DIRECT FINANCING LEASES AND NOTES

                                                         December 31, 2004
                                                     ------------------------
                                                        Net
Type of Business                                     Investment    Percentage
--------------------------------------------------   ----------    ----------
Services .........................................   $   33,412          62.7%
Manufacturing ....................................        5,775          10.9
Retail Trade .....................................        5,549          10.4
Finance/Insurance/Real Estate ....................        2,506           4.7
Transportation/
 Communication/Energy ............................        1,993           3.7
Wholesale Trade ..................................        1,991           3.7
Construction .....................................        1,482           2.8
Public Administration ............................          534           1.0
Mining ...........................................           29           0.1
                                                     ----------    ----------
                                                     $   53,271         100.0%
                                                     ==========    ==========

                                                         December 31, 2003
                                                     ------------------------
                                                        Net
Type of Business                                     Investment    Percentage
--------------------------------------------------   ----------    ----------
Services .........................................   $   14,354          59.2%
Manufacturing ....................................        2,882          11.9
Finance/Insurance/Real Estate ....................        1,906           7.9
Retail Trade .....................................        1,719           7.1
Transportation/
 Communication/Energy ............................        1,447           6.0
Construction .....................................          973           4.0
Wholesale Trade ..................................          654           2.7
Public Administration ............................          266           1.1
Mining ...........................................           21           0.1
                                                     ----------    ----------
                                                     $   24,222         100.0%
                                                     ==========    ==========

OPERATING LEASES

                                                         December 31, 2004
                                                     ------------------------
                                                        Net
Type of Business                                     Investment    Percentage
--------------------------------------------------   ----------    ----------
Services .........................................   $      862          54.9%
Wholesale Trade ..................................          266          16.9
Manufacturing ....................................          175          11.1
Transportation/
 Communication/Energy ............................          104           6.7
Finance/Insurance/Real Estate ....................           96           6.1
Construction .....................................           52           3.3
Mining ...........................................            8           0.5
Public Administration ............................            4           0.3
Retail Trade .....................................            3           0.2
                                                     ----------    ----------
                                                     $    1,570         100.0%
                                                     ==========    ==========

                                                         December 31, 2003
                                                     ------------------------
                                                        Net
Type of Business                                     Investment    Percentage
--------------------------------------------------   ----------    ----------
Services .........................................   $      141          45.1%
Wholesale Trade ..................................           69          22.0
Construction .....................................           46          14.7
Transportation/
 Communication/Energy ............................           20           6.4
Manufacturing ....................................           17           5.4
Finance/Insurance/Real Estate ....................           13           4.2
Mining ...........................................            4           1.3
Retail Trade .....................................            2           0.6
Public Administration ............................            1           0.3
                                                     ----------    ----------
                                                     $      313         100.0%
                                                     ==========    ==========

        As of December 31, 2004 and 2003, the average initial term of our financings was 38 months and 42 months, respectively. As of December 31, 2004 and 2003, 14% and 17%, respectively, of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.

        In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of December 31, 2004, our credit evaluation indicated the need for an allowance for possible losses of our lease assets of $120,000.

        Our allowance for possible losses as of December 31, 2004 and 2003 is as follows:

                                                           December 31,
                                                     ------------------------
                                                        2004          2003
                                                     ----------    ----------
Balance at beginning of year .....................   $    5,000    $        -
Provision for credit losses ......................      394,928         5,000
Net write-offs ...................................     (279,928)            -
                                                     ----------    ----------
Balance at end of year ...........................   $  120,000    $    5,000
                                                     ==========    ==========

DEBT FACILITIES

        We have augmented the proceeds of our offering with borrowings, and intend to continue to finance a significant portion of the cost of the equipment we acquire. We are not limited in the amount of debt, including financings through securitizations, we may incur. Our ability to obtain financing will, however, depend upon our General Partner's assessment of whether funds are available at rates and upon terms that are economically advantageous to us. As a result, the amount of our financings may vary significantly from our expectations.

        As of December 31, 2004, the outstanding balance of the secured financing we have obtained from four lenders was $51,461,671. These loans are described below.

        On December 31, 2004, Leaf Fund I LLC, a wholly owned subsidiary of the Fund entered into a secured loan agreement with WestLB AG, New York Branch. This financing arrangement is a revolving line of credit, with an aggregate borrowing limit of $75 million collateralized by specific lease receivables and related equipment, with a credit reserve of 1%. As of December 31, 2004 the outstanding balance under this financing arrangement was $23,258,244. Interest on this facility is calculated at LIBOR plus 1.10% per annum (3.57% at December 31, 2004). To mitigate fluctuations in interest rates the Fund has purchased an interest rate swap which fixes the interest rate at 4.79%. The loan agreement is renewable for a one year period on December 31, 2005, 2006 and 2007. Interest and principal are due as payments are received under the leases.

        In May 2004, we entered into a financing arrangement with Sovereign Bank for a revolving warehouse facility. This facility has an aggregate borrowing limit of $10 million collateralized by specific lease receivables and related equipment. Interest on this facility is calculated at LIBOR plus 2.5% per annum (4.78% at December 31, 2004). As of December 31, 2004, the outstanding balance under this financing arrangement was $3,436,872. Interest and principal are due as payments are received under the leases. The line expires in May 2005.

        In November 2003, we entered into a Master Loan and Security Agreement with OFC Capital, a division of ALFA Financial Corporation. Under the terms of the loan agreement, OFC will make available to us loans in an aggregate principal amount not to exceed $15 million. Each loan under the agreement will equal 93% of the aggregate payments due under the related equipment lease or equipment finance transaction that collateralizes such loan, discounted at an interest rate of 6.9%. Each loan will be funded subject to a credit reserve of 3% of the loan amount. As of December 31, 2004, the outstanding balance under this financing arrangement is $12,748,767. The balance is due February 15, 2009.

        In September 2003, we entered into a financing arrangement with National City Commercial Finance (formerly Information Leasing Corporation, a subsidiary of Provident Bank of Cincinnati, Ohio). Under this arrangement, we assigned specified leases and their related receivables to National City Commercial Finance at a price generally equal to the sum of the receivables, discounted to present value at a discount rate of 5.79% and with a credit reserve of 8% after security deposit and transaction costs. As of December 31, 2004, the outstanding balance under this financing arrangement was $12,017,788. The loan is repayable as payments are made under the financings collateralizing the loan, with a final maturity date of November 10, 2009.

AGREEMENTS WITH OUR GENERAL PARTNER

        We are affiliated with our General Partner and its subsidiaries ("Affiliates"). We are dependent upon the resources and services provided by the General Partner and these Affiliates.

        We do not directly employ any persons to manage or operate its business. These functions are provided by our General Partner and employees of the General Partner and/or its Affiliates. We reimburse our General Partner and/or its Affiliates for all direct and indirect costs of services provided including the cost of employees and benefits properly allocable to the Fund and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Fund.

        Our General Partner and its Affiliates receive substantial fees and other compensation from us.

        o Our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. Cash distributions paid to the our General Partner in the years December 31, 2004 and 2003 were $9,768 and $4,794, respectively.

        o Our General Partner receives an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the years ended December 31, 2004 and 2003 were $226,438 and $285,249, respectively.

        o Our General Partner received fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the years ended December 31, 2004 and 2003 were $850,220 and $516,239, respectively.

        o Our General Partner receives a subordinated annual asset management fee of either 3% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and notes. During the five-year reinvestment period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees paid to the General Partner for the years ended December 31, 2004 and 2003 were $383,798 and $73,095, respectively.

        o Our General Partner will receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our Limited Partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the years ended December 31, 2004 or 2003.

        o Our General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2004 or 2003.

        o Our General Partner is reimbursed for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to the General Partner for the years ended December 31, 2004 and 2003 were $482,180 and

            $594,985, respectively.

        o Anthem Securities, Inc., which is the dealer-manager for the offering of our units and an affiliate of our General Partner, receives an underwriting fee of 2% of the offering proceeds for obtaining and managing the group of broker-dealers who will sell the units in this offering. From this fee, Anthem Securities may reimburse selling broker-dealers up to 1% of the proceeds of each unit sold by them for marketing expenses. Anthem Securities also receives sales commissions of 8% of the proceeds of each unit sold by it. For the years ended December 31, 2004 and 2003, underwriting fees of $141,542 and $179,185 respectively, were paid to Anthem Securities. Anthem Securities did not sell any units and did not receive sale commission for the years ended December 31, 2004 and 2003.

COMPETITION

        The equipment leasing business is highly fragmented and competitive. We compete with:

        o a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

        o captive finance and leasing companies affiliated with major equipment manufacturers; and

        o other sources of equipment lease financing, including other publicly- offered partnerships.

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

EMPLOYEES

        As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operations. Rather, the personnel of LEAF Financial Corporation and or its affiliates' manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of LEAF Financial Corporation and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests. The officers of our General Partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our General Partner's affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our General Partner regarding the availability of these officers to manage us.

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

        Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. While we will seek to repossess and re-lease or sell the equipment subject to a defaulted lease, we may not be able to do so on advantageous terms. If a lessee files for protection under the bankruptcy laws, we may experience difficulties and delays in recovering the equipment from the defaulting lessee. The equipment may be returned in poor condition and we may be unable to enforce important lease provisions against an insolvent lessee, including the contract provisions that require the lessee to return the equipment in good condition. In some cases, a lessee's deteriorating financial condition may make trying to recover what the lessee owes impractical. The costs of recovering equipment upon a lessee's default, enforcing the lessee's obligations under the lease, and transporting, storing, repairing and finding a new lessee or purchaser for the equipment may be high and may affect our ability to make distributions or result in a loss to us. If a lessee defaults on a lease we acquired using borrowed funds or subsequently financed, the entire proceeds from the re-leased or sold equipment will typically first be applied to payment of the financing and only after full repayment would we be entitled to any remaining proceeds. In these circumstances, we may lose some or all of our investment in the equipment.

Using "leverage" to build our portfolio subjects us to the risk that our revenues may not be sufficient to cover our operating costs plus debt service and, consequently, may result in losses.

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

        Our ability to recover the full equipment purchase price and our expected return in connection with an operating lease depends on the potential value of the equipment once the primary lease term expires. We call this the "residual value." The residual value will depend upon numerous factors beyond our control, including:

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

Damage or disruptions to our General Partner's operating systems could make us less attractive as a source of equipment leases.

        Our ability to originate leases, manage our operations and realize residual values from our equipment leases depends upon the operating systems of our General Partner, particularly its computer, telecommunications and related equipment, and its ability to protect those systems against damage or disruptions from power loss, telecommunications failure, computer intrusions or viruses or similar adverse events. Although our General Partner has implemented security and protective measures, our General Partner's systems could still be vulnerable. Any damage or disruption to these systems could make us less attractive to customers as a source of equipment leases.

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

ITEM 2.   PROPERTIES

        Not Applicable - We do not own or lease any real property.

ITEM 3.   LEGAL PROCEEDINGS

        We are not subject to any pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our Limited Partners during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

(b) Number of Equity Security Holders:

                                                              Number of Partners
                                                                    as of
Title of Class                                                December 31, 2004
-----------------------------------------------------------   -----------------
Limited Partnership Interests..............................             468
General Partnership Interest...............................               1

    (c) Total distributions paid to limited partners on a monthly basis for years ended December 31, 2004 and 2003 were $967,980 and $474,950, respectively.

ITEM 6.   SELECTED FINANCIAL DATA

        The following selected financial data should be read together with our financial statements, the notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 in this report. We have derived the selected financial data set forth below for the years ended December 31, 2004 and 2003 from our financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The financial data for the period ended December 31, 2003 is for the period beginning with the inception of our operations on March 3, 2003 through December 31, 2003; and, accordingly, we deem March 3, 2003 to be the commencement of our operations and we refer to the period from that date through December 31, 2003, as the year ended December 31, 2003.

                                                                         For the Years Ended
                                                                             December 31,
                                                                    ----------------------------
                                                                        2004            2003
                                                                    ------------    ------------
Revenues ........................................................   $  3,356,758    $    969,369
General and administrative expenses .............................   $    791,220    $    802,151
Interest expense ................................................   $  1,873,986    $    321,472
Net loss ........................................................   $   (249,674)   $   (396,285)
Distributions to Partners .......................................   $    977,748    $    479,744
Weighted average number of limited partnership units
 outstanding during the year ....................................        137,000          61,149
Net loss per weighted limited partnership unit - basic and
 fully diluted ..................................................   $      (1.80)   $      (6.42)

                                                                         December 31,
                                                          ------------------------------------------
                                                              2004           2003           2002
                                                          ------------   ------------   ------------
Total assets ..........................................   $ 66,098,356   $ 28,212,547   $      1,001
Net investment in direct financing leases and notes ...   $ 53,150,659   $ 24,216,771              -
Equipment under operating leases (net) ................   $  1,569,754   $    313,479              -
Debt ..................................................   $ 51,461,671   $ 20,386,402              -
Partners' capital .....................................   $ 12,789,065   $  7,452,099   $      1,001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Lease Equity Appreciation Fund I L.P. (the "Fund") is a Delaware limited partnership that was formed on January 31, 2002. On June 30, 2004, the Fund's general partner, LEAF Asset Management, Inc. merged into its parent, LEAF Financial Corporation ("the General Partner" or "LEAF"). LEAF is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc., which is a publicly-traded company (NASDAQ: REXI) operating in the real estate, financial services, energy and equipment leasing sectors.

        As of August 15, 2004, the date the Fund's offering period terminated, the Fund had raised $17,060,772 through the sale of 171,746 limited partner units.

        The Fund seeks to acquire a diversified portfolio of equipment that is financed for third parties. The Fund may also acquire portfolios of equipment subject to existing leases and notes from other equipment lessors. The principal objective of the Fund is to generate regular cash distributions to the Limited Partners. The equipment we finance is principally for general business and industrial use and we focus on the small to mid sized business market, generally businesses with 500 or fewer employees, $1 billion or less in total assets or $100 million or less in total annual sales. We specialize in financing business essential equipment within a price range of $20,000 to $2 million. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, industrial equipment, medical equipment and telecommunications equipment.

        The Fund's leases consist of both direct financing and operating leases which are recorded in accordance with generally accepted accounting principles in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. When a direct financing lease is 90 days or more delinquent, the lease is classified as being on non-accrual and we do not recognize interest income on that lease until the lease become less than 90 days delinquent.

        We commenced operations on March 3, 2003. As of December 31, 2004 our portfolio contained 1,738 equipment leases with 1,621 individual end users in 50 states. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of December 31, 2004, we had net investment of $1,569,754 in equipment under operating leases and a net investment of $53,150,659 in direct financing leases and notes for a total investment in lease assets of $54,720,413. Our average original equipment cost per equipment finance transaction was $39,850. As of December 31, 2004, the weighted average initial term of a lease was 38 months.

        We utilize debt facilities in addition to equity to fund the acquisitions of lease portfolios. As of December 31, 2004, our outstanding debt was $51,461,671.

RESULTS OF OPERATIONS

        Year ended December, 31, 2004 Compared to Year Ended December 31, 2003

        Our interest and rental income increased to $3,356,758 for the year ended December 31, 2004 as compared to $969,369 in the year ended December 31, 2003, an increase of $2,387,389 (246%). This increase is attributable to our increase in leased assets. Total lease assets increased to $54,720,413 in the year ended December 31, 2004 as compared to $24,530,250 in the year ended December 31, 2003, an increase of $30,190,163 (123%). This growth was driven by our General Partner's increased sales and marketing efforts supported by the funds raised through the sale of limited partnership units and additional lines of financing. Interest expense increased to $1,873,986 in the year ended December 31, 2004 as compared to $321,472 in the year ended December 31, 2003, an increase of $1,552,514 (483%) due to our increase in debt incurred to acquire equipment subject to leases. Debt increased to $51,461,671 at December 31, 2004 as compared to $20,386,402 at December 31, 2003, an increase of $31,075,269 (152%). As the Fund's lease portfolio grows and the Fund obtains additional debt, interest expense will increase in future periods. Our provision for credit losses increased to $394,928 in the year ended December 31, 2004 as compared to $5,000 in the year ended December 31, 2003, an increase of $389,928. As our portfolio grows our provision for credit losses will also grow. Total operating expenses increased to $1,517,883 in the year ended December 31, 2004 as compared to $1,042,868 in the year ended December 31, 2003, an increase of $475,015 (46%) This increase was primarily due to increases in management fees paid to our General Partner as well as an increase in depreciation expense. Management fees increased to $383,798 in the year ended December 31, 2004 as compared to $73,095 in the year ended December 31, 2003, an increase of $310,703 (425%). This increase is directly attributable to our growth in lease assets. Depreciation expense from operating leases increased to $342,865 in the year ended December 31, 2004 as compared to $167,622 in the year ended December 31, 2003, an increase of $175,243 (104%).

        Our net loss for the years ended December 31, 2004 and 2003 was $249,674 and $396,285, respectively. The loss per limited partnership unit, after the loss allocated to the General Partner for the years ended December 31, 2004 and 2003 was $1.80 and $6.42, respectively, based on a weighted average number of limited partnership units outstanding of 137,000 and 61,149, respectively. To attain profitability the Fund needs to increase its revenues by acquiring additional lease portfolios. It is expected that the Funds debt facility with WestLB AG, will allow the Fund to purchase additional lease portfolios to attain profitability.

        Partners' distributions paid during the years ended December 31, 2004 and December 31, 2003 were $977,748 and $479,744, respectively.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

        Our major sources of liquidity have been obtained by the sale of partnership units and the issuance of debt. The offering of partnership units terminated in August 2004.

        Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through new credit facilities.

        The following table sets forth our sources and uses of cash for the periods indicated:

                                                                   For the Years Ended
                                                                        December 31,
                                                               -----------------------------
                                                                    2004            2003
                                                               -------------   -------------
Net cash provided by (used in) operating activities ........   $   2,189,315   $    (734,969)
Net cash used in investing activities ......................     (30,867,192)    (24,713,077)
Net cash provided by financing activities ..................      29,958,363      26,477,439
                                                               -------------   -------------
Increase in cash ...........................................   $   1,280,486   $   1,029,393
                                                               =============   =============

        Our liquidity is affected by our ability to leverage our portfolio through expansion of credit facilities. In addition, changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of December 31, 2004, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, default could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.

        Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. At December 31, 2004, our credit evaluation indicated the need for an allowance for possible losses of $120,000. As our lease portfolio increases we anticipate the allowance for possible losses will increase.

        We describe factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, in Item 1, "Business - Risk Factors" and in this item in "Results of Operations," and "Contractual Obligations and Commercial Commitments."

        The increase in cash provided by operations and investing reflects the full period of operating activities during the year ended December 31, 2004 as compared to the ramp-up of activities of the Fund in 2003.

        Net cash provided by financing activities for the year ended December 31, 2004 was $29,958,363. This was primarily due to debt proceeds of $57,758,292 used to acquire lease portfolios (reduced by repayment of debt of $26,683,023), and $7,272,706 from the issuance of limited partner units. The increase in borrowings is due to the expansion of our credit facilities in 2004.

        o In May 2004, we established a $10,000,000 revolving warehouse line of credit with Sovereign Bank. This line of credit, which is secured by lease receivables, bears interest at a floating rate of LIBOR plus 2.5% interest per annum. The balance of this credit facility at December 31, 2004 is $3,436,872.

        o On December 31, 2004, our wholly owned subsidiary LEAF Fund I LLC executed a secured loan agreement with WestLB AG, New York Branch for $75 million and borrowed $23,258,244. This loan, which is secured by lease receivables, bears interest at a floating rate of LIBOR plus 1.10% interest per annum. To mitigate our exposure to changes in interest rates we are hedging future cash flows utilizing an interest rate swap which fixes interest at 4.79%

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following tables set forth our obligations and commitments as of December 31, 2004.

CONTRACTUAL CASH OBLIGATIONS:

                                                     Less           1-3           4-5            After
                                     Total       than 1 Year       Years         Years          5 years
                                 ------------   ------------   ------------   ------------   ------------
Long term debt ...............   $ 48,024,799   $ 15,056,877   $ 23,488,060   $  9,000,398   $    479,464
Revolving credit facilities ..      3,436,872      3,436,872              -              -              -
                                 ------------   ------------   ------------   ------------   ------------
                                 $ 51,461,671   $ 18,493,749   $ 23,488,060   $  9,000,398   $    479,464
                                 ============   ============   ============   ============   ============

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        The Fund does not believe that there are any recently issued, but not yet effective, accounting standards that will have a material effect on the Partnership's financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

        The Fund's investment in financing assets consists of direct financing leases and notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and its various amendments and interpretations.

        Direct Financing Leases. Certain of the Fund's lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund's investment in direct financing leases and notes consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned lease income. Unearned finance income, which is recognized as revenue over the term of the finance by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.

        Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment's estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund's policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2004 and 2003.

        Fees from delinquent payments are recognized when received and our included in other income.

Derivative Instruments and Hedging Activities

        The Fund accounts for its derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies and amends SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Financial Instruments and Hedging Activities" for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS 149 is effective for contracts entered into or modified after June 30, 2003.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At December 31, 2004 our outstanding debt totaled $51,461,671, which consists of fixed rate debt of $24,766,554 and variable rate debt of $26,695,117. Our variable rate debt consists of $23,258,244 with WestLB AG and $3,436,873 with Sovereign Bank.

        To mitigate interest rate risk on the WestLB AG debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 4.79%.

        The interest rate on the Sovereign facility is calculated at LIBOR plus 2% per annum. The weighted average interest rate for this facility was 4.19% for the year ended December 31, 2004. Holding all variables constant, if interest rates hypothetically increased or decreased by 10%, our net loss would change by approximately $23,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Partners
Lease Equity Appreciation Fund I, L.P.


We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund I, L.P. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' capital and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lease Equity Appreciation Fund I, L.P. and subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP





Cleveland, Ohio
February 25, 2005

                     LEASE EQUITY APPRECIATION FUND I, L.P.

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2004 and 2003

                                                                                December 31,
                                                                         ---------------------------
                                                                             2004           2003
                                                                         ------------   ------------
ASSETS
Cash .................................................................   $  2,310,880   $  1,030,394
Restricted cash ......................................................      7,642,227      1,595,632
Accounts receivable ..................................................         56,837         85,372
Other receivables ....................................................        531,558        574,245
Due from related parties, net ........................................              -        128,833
Direct financing leases and notes, net ...............................     53,150,659     24,216,771
Assets subject to operating leases, net of accumulated depreciation
 of $316,084 and $154,133 ............................................      1,569,754        313,479
Other assets .........................................................        836,441        267,821
                                                                         ------------   ------------
                                                                         $ 66,098,356   $ 28,212,547
                                                                          ============   ============
LIABILITIES AND PARTNERS' CAPITAL LIABILITIES:
  Debt ..............................................................    $ 51,461,671   $ 20,386,402
  Accounts payable and accrued expenses .............................         840,118        374,046
  Due to related parties, net .......................................         955,361              -
  Fair value of interest rate swap ..................................          52,141              -
                                                                         ------------   ------------
    Total liabilities ...............................................      53,309,291     20,760,448
PARTNERS' CAPITAL ....................................................     12,789,065      7,452,099
                                                                         ------------   ------------
                                                                         $ 66,098,356   $ 28,212,547
                                                                         ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003

                                                                                December 31,
                                                                         ---------------------------
                                                                             2004           2003
                                                                         ------------   ------------
Interest and rental income ...........................................   $  3,356,758   $    969,369
Interest expense .....................................................      1,873,986        321,472
                                                                         ------------   ------------
  Net interest and rental income .....................................      1,482,772        647,897
Provision for credit losses ..........................................        394,928          5,000
                                                                         ------------   ------------
                                                                            1,087,844        642,897
Other income .........................................................        180,365          3,686
                                                                         ------------   ------------
  Operating income ...................................................      1,268,209        646,583

Administrative expenses reimbursed to related party ..................        482,180        594,985
General and administrative expenses ..................................        309,040        207,166
Management fee to related party ......................................        383,798         73,095
Depreciation .........................................................        342,865        167,622
                                                                         ------------   ------------
                                                                            1,517,883      1,042,868
                                                                         ------------   ------------
  Net loss ...........................................................   $   (249,674)  $   (396,285)
                                                                         ============   ============

Weighted average number of limited partner units outstanding
 during the period ...................................................        137,000         61,149
                                                                         ============   ============
Net loss per weighted average limited partner unit ...................   $      (1.80)  $      (6.42)
                                                                         ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             AND COMPREHENSIVE LOSS
                 For the Years Ended December 31, 2004 and 2003


                                                   General              Limited Partners
                                                   Partner        -----------------------------
                                                   Amount            Units            Amount
                                                -------------    -------------    -------------
Balance, December 31, 2002 ..................   $       1,000               10    $           1
  Limited Partners' contribution ............               -           94,310        9,371,139
  Offering costs related to the sale of
   Limited Partnership units ................               -                -       (1,181,175)
  Cash distributions paid ...................          (4,794)               -         (474,950)
  Cash distributions reinvested .............               -            1,383          137,164
  Redemption of Limited Partner units .......               -              (10)              (1)
  Net loss ..................................          (3,963)               -         (392,322)
                                                -------------    -------------    -------------
Balance, December 31, 2003 ..................   $      (7,757)          95,693    $   7,459,856
                                                -------------    -------------    -------------
  Limited Partners' contribution ............               -           73,213        7,272,706
  Offering costs related to the sale of
   Limited Partnership units ................               -                -         (935,940)
  Cash distributions paid ...................          (9,768)               -         (967,980)
  Cash distributions reinvested .............               -            2,840          279,763
  Net loss ..................................          (2,496)               -         (247,178)
Unrealized loss on hedging derivative .......               -                -                -
                                                -------------    -------------    -------------
Balance, December 31, 2004 ..................   $     (20,021)         171,746    $  12,861,227
                                                =============    =============    =============

                                                 Accumulated
                                                   Other           Partners'      Comprehensive
                                                Comprehensive       Capital           Loss
                                                    Loss             Total            Total
                                                -------------    -------------    -------------
Balance, December 31, 2002 ..................   $           -    $       1,001     $          -
  Limited Partners' contribution ............               -        9,371,139                -
  Offering costs related to the sale of
   Limited Partnership units ................               -       (1,181,175)               -
  Cash distributions paid ...................               -         (479,744)               -
  Cash distributions reinvested .............               -          137,164                -
  Redemption of Limited Partner units .......               -               (1)               -
  Net loss ..................................               -         (396,285)        (396,285)
                                                -------------    -------------    -------------
Balance, December 31, 2003 ..................   $           -    $   7,452,099    $    (396,285)
                                                -------------    -------------    -------------
  Limited Partners' contribution ............               -        7,272,706                -
  Offering costs related to the sale of
   Limited Partnership units ................               -         (935,940)               -
  Cash distributions paid ...................               -         (977,748)               -
  Cash distributions reinvested .............               -          279,763                -
  Net loss ..................................               -         (249,674)        (249,674)
Unrealized loss on hedging derivative .......         (52,141)         (52,141)         (52,141)
                                                -------------    -------------    -------------
Balance, December 31, 2004 ..................   $     (52,141)   $  12,789,065    $    (301,815)
                                                =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                                                     December 31,
                                                                              ---------------------------
                                                                                  2004           2003
                                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................   $   (249,674)   $   (396,285)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
  (Gain) Loss on sale of equipment and lease dispositions net .............        (60,764)         10,206
  Depreciation ............................................................        342,865         167,622
  Amortization of deferred financing costs ................................         60,765           6,399
  Provision for credit losses .............................................        394,928           5,000
  Decrease (increase) in accounts receivable ..............................         71,222        (659,618)
  Decrease (increase) in other assets .....................................         79,707        (113,506)
  Increase in accounts payable and accrued expenses .......................        466,072         374,046
  Increase (decrease) in due to related parties, net ......................      1,084,194        (128,833)
                                                                              ------------    ------------
    Net cash provided by (used in) operating activities ...................      2,189,315        (734,969)
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment under operating leases .........................     (1,599,140)       (657,952)
  Investment in direct financing leases and notes .........................    (41,411,989)    (26,666,040)
  Proceeds from direct financing leases, net of earned income .............     10,848,171       2,231,864
  Security deposits received, net .........................................        407,849          23,853
  Proceeds from sale of equipment and lease dispositions ..................        887,917         355,198
                                                                              ------------    ------------
    Net cash used in investing activities .................................    (30,867,192)    (24,713,077)
                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in restricted cash .............................................     (6,046,595)     (1,595,632)
  Increase in deferred financing costs ....................................       (709,092)       (160,715)
  Proceeds from debt ......................................................     57,758,292      36,972,482
  Repayment of debt .......................................................    (26,683,023)    (16,586,080)
  Limited Partners' capital contribution ..................................      7,552,469       9,508,303
  Partners' distributions paid ............................................       (977,748)       (479,744)
  Payment of offering costs incurred for the sale of partnership units ....       (935,940)     (1,181,175)
                                                                              ------------    ------------
    Net cash provided by financing activities .............................     29,958,363      26,477,439
                                                                              ------------    ------------
Increase in cash ..........................................................      1,280,486       1,029,393
Cash, beginning of year ...................................................      1,030,394           1,001
                                                                              ------------    ------------
Cash, end of year .........................................................   $  2,310,880    $  1,030,394
                                                                              ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

        Lease Equity Appreciation Fund I, L.P. ("Fund"), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation ("General Partner"). LEAF Financial Corporation, a Delaware corporation, is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. is a publicly-traded company (Nasdaq: REXI) operating in the real estate, financial services, energy and equipment leasing sectors.

        On March 3, 2003, the Fund satisfied its minimum offering requirement of $2,000,000 and commenced operations. At that time, the initial limited partner withdrew from the Partnership.

        As of August 15, 2004, the date the Fund's offering period terminated, the Fund had raised $17,060,772 through the sale of 171,746 limited partner units including distributions reinvested. The Fund seeks to acquire a diversified portfolio of equipment to finance to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing financings from other equipment lessors. The primary objective of the Fund is to generate regular cash distributions to the Limited Partners from its equipment lease portfolio over the life of the Fund.

        As of December 31, 2004 and 2003, in addition to its 1% general partner interest, the General Partner also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Limited Partnership Agreement (the "Partnership Agreement").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in the consolidation.

RECLASSIFICATIONS

        Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation.

CLASSIFICATION

        Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Fund's consolidated balance sheet on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

        Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund's history with regard to the realization of residuals, available industry data and senior management's experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment's fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.

        The Fund's allowance for possible losses is primarily based on factors which include the General Partners historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and lease portfolio characteristics. The Fund's policy is to charge off to the allowance those leases which are in default and for which management has determined the probability of collection to be remote.

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

CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2004, the Fund had deposits at two banks totaling $2,338,573, of which $2,138,573 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RESTRICTED CASH

        Restricted Cash as of December 31, 2004 and 2003 includes cash being held in reserve by the Fund's lenders.

OTHER ASSETS

        As of December 31, 2004 and 2003, other assets include $794,456 and $154,315, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt.

REVENUE RECOGNITION

        The Fund's investment in financing assets consists of direct financing leases and notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and its various amendments and interpretations.

        Direct Financing Leases. Certain of the Fund's lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund's investment in direct financing leases and notes consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned lease income. Unearned finance income, which is recognized as revenue over the term of the finance by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.

        Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment's estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund's policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2004 and 2003.

        Fees from delinquent payments are recognized when received and are included in other income.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO FINANCIAL CONSOLIDATED STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INCOME TAXES

        Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        During the years ended December 31, 2004, and 2003, the Fund paid interest of $1,764,859 and $224,763, respectively.

NET LOSS PER LIMITED PARTNERSHIP UNIT

        Net loss per limited partnership unit is computed by dividing net loss allocated to Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic loss per limited partnership unit equals dilutive net loss per limited partnership unit because there are no potential dilutive units.

RECENT ACCOUNTING PRONOUNCEMENTS

        The Fund accounts for its derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies and amends SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Financial Instruments and Hedging Activities" for implementation issues raised by constituents and includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS 149 is effective for contracts entered into or modified after June 30, 2003.

TRANSFERS OF FINANCIAL ASSETS

        In connection with establishing its revolving line of credit with WestLB AG, the Fund formed a bankruptcy remote special purpose entity through which the financing is arranged. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Fund's transfers of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund's consolidated balance sheets. The Fund's leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund's maximum loss exposure.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO FINANCIAL CONSOLIDATED STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

        For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swap discussed in Note 6 is recorded at fair value in the accompanying consolidated balance sheet.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as "other comprehensive income
(loss)" and for the Fund, only include changes in the fair value of unrealized hedging gains and losses.

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

        Net income for any fiscal period during the reinvestment period (the period commencing March 3, 2003 and ending August 15, 2009 is allocated 99% to the Limited Partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreements, will be allocated first to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the Limited Partners and 1% to the General Partner.

NOTE 4 - INVESTMENT IN DIRECT FINANCING LEASES AND NOTES

        The Fund's direct financing leases are for initial lease terms ranging from 3 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable range from 5% to 19%. As of December 31, 2004 and 2003, 14% and 17% of leased equipment, respectively, was located in California.

                                                   December 31,
                                           ---------------------------
                                               2004           2003
                                           ------------   ------------
Direct financing leases ................   $ 51,340,412   $ 24,216,771
Notes receivable .......................      1,810,247              -
                                           ------------   ------------
Direct financing leases and notes ......   $ 53,150,659   $ 24,216,771
                                           ============   ============

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 4 - INVESTMENT IN DIRECT FINANCING LEASES AND NOTES - (CONTINUED)

        The components of the net investment in direct financing leases as of December 31, 2004 and December 31, 2003 are as follows:

                                                                  December 31,
                                                          ---------------------------
                                                              2004            2003
                                                          ------------    ------------
Total future minimum lease payments ...................   $ 58,892,148    $ 27,983,069
Unearned rental income ................................     (7,401,200)     (3,919,935)
Residuals, net of unearned residual income ............        401,166         182,490
Security deposits .....................................       (431,702)        (23,853)
                                                          ------------    ------------
                                                            51,460,412      24,221,771
Allowance for possible losses. ........................       (120,000)         (5,000)
                                                          ------------    ------------
                                                          $ 51,340,412    $ 24,216,771
                                                          ============    ============

        For year ended December 31, 2004 and 2003, allowance for possible losses is as follows:

                                                                   December 31,
                                                           ---------------------------
                                                               2004           2003
                                                           ------------   ------------
Allowance for possible losses, December 31, 2003 ......   $      5,000    $          -
Provision for credit losses ...........................        394,928           5,000
Net write offs ........................................       (279,928)              -
                                                          ------------    ------------
Allowance for possible losses, December 31, 2004 ......   $    120,000    $      5,000
                                                          ============    ============

        The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing leases, notes and operating leases at December 31, 2004 are as follows:

                                          Direct
 Years Ending December 31,           Financing Leases         Notes      Operating Leases      Total
--------------------------------   --------------------   ------------   ----------------   ------------
2005 ...........................   $         20,184,108   $    282,745   $        791,100   $ 21,418,250
2006 ...........................             16,686,628        344,609            511,435     17,668,028
2007 ...........................             11,660,526        312,367            234,516     12,302,935
2008 ...........................              7,362,614        286,581             66,830      7,784,202
2009 ...........................              2,650,406        291,929              8,814      2,991,455
Thereafter .....................                347,886        292,016                  -        657,953
                                   --------------------   ------------   ----------------   ------------
                                   $         58,892,148   $  1,810,247   $      1,612,695   $ 62,822,823
                                   ====================   ============   ================   ============

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 5 - DEBT

         The table below summarizes the Fund's debt as of December 31, 2004 and 2003:

                                                                                   December 31, 2004       December 31, 2003
                                                                                   -----------------       -----------------
Sovereign Bank, revolving warehouse line of credit, with an aggregate borrowing limit of $10 million collateralized by specific finance receivables and related equipment. Interest on this facility is calculated at LIBOR plus 2.5% per annum
(4.78% at December 31, 2004). Interest and principal are due monthly. The line
expires in May 2005. ............................................................  $       3,436,872       $               -

WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into an interest rate swap agreement. The interest rate swap agreement was effective December 31, 2004 and terminates August 22, 2011. The interest rate swap agreement fixes the interest rate on this facility at 4.79%. Interest and principal are due as payments are received under the financings. The line of credit is renewable for one year
periods on December 30, 2005, 2006 and 2007. ....................................         23,258,244                       -

National City Commercial Capital Corporation f/k/a Information Leasing
Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 15% after security deposit (reduced to 8% as of July 30, 2004). The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of
November 10, 2009. ..............................................................         12,017,788              13,056,516

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of
February 15, 2009................................................................         12,748,767               7,329,886
                                                                                   -----------------       -----------------
Total outstanding debt...........................................................  $      51,461,671       $      20,386,402
                                                                                   =================       =================

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 5 - DEBT - (CONTINUED)

        The debt maturity for each of the five succeeding fiscal years ended December 31, and thereafter, are as follows:

                    2005...................          $    18,493,749
                    2006...................               13,586,140
                    2007...................                9,901,920
                    2008...................                6,402,721
                    2009...................                2,597,677
                    Thereafter.............                  479,464
                                                     ---------------
                                                     $    51,461,671
                                                     ===============

NOTE 6 - DERIVATIVE INSTRUMENTS

        The majority of our assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of our assets and liabilities exposes us to interest rate risk when interest rates fluctuate. For example, our assets are structured on a fixed-rate basis, but since funds borrowed through warehouse facilities are obtained on a floating-rate basis, we are exposed to a certain degree of risk if interest rates rise which in turn will increase our borrowing costs. In addition, when we originate our assets, we base our pricing in part on the spread we expect to achieve between the interest rate we charge our customers and the effective interest cost we will pay when we fund those loans. Increases in interest rates that increase our permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

        To manage our interest rate risk, we employ a hedging strategy using derivative financial instruments such as interest rate swaps which are designated as cash flow hedges. We do not use derivative financial instruments for trading or speculative purposes. We manage the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

        Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by Statement of Financial Accounting Standards ("SFAS") No. 133/138/149 is recognized in the income statement.

        There can be no assurance that our hedging strategies or techniques will be effective, that our profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will exceed the benefits.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 6 - DERIVATIVE INSTRUMENTS - (CONTINUED)

        At December 31, 2004 the Fund had an unrealized loss of $52,141 in the fair value of the derivative instrument, which is included in other comprehensive (loss). The Fund recognized no gain or loss during the year ended December 31, 2004 for hedge ineffectiveness. Assuming market rates remain constant with the rates of December 31, 2004, $52,141 in other comprehensive loss is expected to be recognized in earnings over the next 12 months.

NOTE 7 - TRANSACTIONS WITH AFFILIATES

        The General Partner receives an acquisition fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is equal to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment leases, including in each instance, debt it incurs or assumes in connection with the acquisition.

        The General Partner receives a subordinated annual asset management fee of 3% of gross rental payments for operating leases, as defined in the Partnership Agreement, or 2% of gross rental payments for full payout leases, as defined in the Partnership Agreement. During the Fund's five-year investment period, the management fee will be subordinated to the payment of a cumulative annual distribution to the Fund's Limited Partners equal to 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

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

        The General Partner receives a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission will be subordinated to the payment of a cumulative 8% annual return to the Limited Partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the years ended December 31, 2004 or 2003.

        The General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were received during the years ended December 31, 2004 or 2003.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 7 - TRANSACTIONS WITH AFFILIATES - (CONTINUED)

        The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

        Anthem Securities, Inc. received underwriting fees of 2% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold units during the offering period. Anthem Securities will also receive sales commission of 8% of the proceeds of each unit sold by it, although it is not anticipated that it will sell a material number of units.

        During the second quarter of 2003, the Fund invested in a portion of a direct financing lease that was held by another entity in which LEAF Financial Corporation was a General Partner. The amount invested by the Fund is approximately $601,000. The investment was sold to the Fund at its book value and no gain or loss was recorded on this transaction.

        The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the years ended December 31, 2004 and 2003:

                                                   December 31,
                                           ---------------------------
                                               2004           2003
                                           ------------   ------------
Acquisition fees .......................   $    850,220   $    516,239
Asset management fees ..................   $    383,798   $     73,095
Organization and offering expenses .....   $    226,438   $    285,249
Reimbursed administrative expenses .....   $    482,180   $    594,985
Underwriting fees ......................   $    141,542   $    179,185

        Due from related parties, net at December 31, 2003 represents net monies due the Fund from the General Partner and/or its affiliates for amounts collected and not yet remitted to the Fund.

        Due to related parties, net as of December 31, 2004 represents net monies due to the General Partner for management fees and lease acquisition fees not yet paid.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 8 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

        The following table summarizes the results of operations on a quarterly basis during the two years ended December 31, 2004 and 2003 (in dollars, except unit data):

YEAR ENDING DECEMBER 31, 2004

                                                   First          Second          Third          Fourth
                                                  Quarter         Quarter        Quarter         Quarter
                                               ------------    ------------   ------------    ------------
Interest and rental income .................   $    624,824    $    655,559   $  1,083,834    $    992,541
Operating income ...........................        301,776         227,777        387,978         350,678
Expenses ...................................        394,364         219,173        508,690         395,656
Net income (loss) ..........................        (92,588)          8,604       (120,712)        (44,978)
Weighted average of Limited Partners' units
 outstanding ...............................         98,898         115,967        157,499         171,746
Net income (loss) per weighted average
 Limited Partners' units outstanding .......   $      (0.93)   $       0.07   $      (0.76)   $      (0.26)

YEAR ENDING DECEMBER 31, 2003

                                                   First          Second          Third          Fourth
                                                  Quarter         Quarter        Quarter         Quarter
                                               ------------    ------------   ------------    ------------
Interest and rental income .................   $     35,383    $    225,238   $    281,036    $    427,712
Operating income ...........................         23,529         175,511        216,495         231,048
Expenses ...................................         25,620         315,694        288,276         413,278
Net loss ...................................         (2,091)       (140,183)       (71,781)       (182,230)
Weighted average of Limited Partners' units
 outstanding ...............................         22,059          37,507         64,191          90,297
Net loss per weighted average Limited
 Partners' units outstanding ...............   $      (0.09)   $      (3.70)  $      (1.11)   $      (2.00)

ITEM 9. CHANGES IN AND DISAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The chairman and chief financial officer of our General Partner (our principal executive officer and financial officer, respectively) have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 (c) and 15d-14(c)) within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

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

        As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operation. Rather, our General Partner's personnel manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of our General Partner and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

        The following table sets forth information with respect to the directors and executive officers of our General Partner.

NAME                                    AGE     POSITION
-----------------------------------    -----    --------------------------------------------------------------
Crit S. DeMent                          52      Chairman of the Board of Directors and Chief Executive Officer
Miles Herman                            45      President, Chief Operating Officer and Director
Jonathan Z. Cohen                       34      Director
Alan D. Schreiber, M.D.                 61      Director
Linda Richardson                        57      Director
Robert K. Moskovitz                     48      Chief Financial Officer and Treasurer
David H. English                        54      Executive Vice President
Nicholas Capparelli                     45      Vice President - Sales
Darshan V. Patel                        34      General Counsel and Secretary
Sherryl B. Hughes                       54      Vice President - Credit
Scott A. Smith                          45      Vice President - Direct Participation Programs

CRIT S. DEMENT has been Chairman of the Board of Directors and Chief Executive Officer since he joined LEAF Financial Corporation in November 2001. Mr. DeMent was Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management from January 2002 until June 2004. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

MILES HERMAN has been President, Chief Operating Officer and a Director of LEAF Financial Corporation since January 2002. Mr. Herman was President, Chief Operating Officer and a Director of LEAF Asset Management from January 2002 until June 2004. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989.

JONATHAN Z. COHEN has been a Director of LEAF Financial Corporation since January 2002. Mr. Cohen has been President of Resource America, Inc. since 2003, Chief Executive Officer since 2004 and a Director since 2002. He was Chief Operating Officer of RAI from 2002 to 2004, Executive Vice President from 2001 to 2003 and Senior Vice President from 1999 to 2001. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999. Vice Chairman and a Director of Atlas America since its formation in 2000. Trustee and Secretary of RAIT Investment Trust (a publicly-traded real estate investment trust) since 1997. Vice Chairman of RAIT since 2003. Chairman of the Board of The Richardson Company (a sales consulting company) since 1999.

ALAN D. SCHREIBER, M.D. has been a director of LEAF Financial Corporation since April 2003. Dr. Schreiber has been a Professor of Medicine since 1984, and the Assistant Dean for Research since 1994, at the University of Pennsylvania School of Medicine. In addition, Dr. Schreiber has been Scientific Founder and Chairman of the Scientific Advisory Board of InKine Pharmaceutical Co. Inc. for five years. Before that, he had been Scientific Founder and Chief Scientific Officer at CorBec Pharmaceutical Co., Inc. for four years, and Founder and Scientific Chairman of ZaBeCor Pharmaceutical Co., LLC for one year. Dr. Schreiber was also a member of the Resource America, Inc. Board of Directors from December 1994 to April 2003.

LINDA RICHARDSON has been a Director of LEAF Financial Corporation since August 2002. Ms. Richardson has also been the President and Chief Executive Officer of The Richardson Group, a sales consulting company, since 1978 and a faculty member of the Wharton School, University of Pennsylvania since 1988.

ROBERT K. MOSKOVITZ, has been Chief Financial Officer and Treasurer of LEAF Financial Corporation since February 2004. Prior to that, from 2002 to 2004, Mr. Moskovitz was an independent management consultant. From 2001 to 2002, Mr. Moskovitz was Executive Vice President and Chief Financial Officer of ImpactRx, Inc. From 1999 to 2001 Mr. Moskovitz was Chief Financial Officer of Breakthrough Commerce LLC. From 1983 to 1997 Mr. Moskovitz held senior financial positions with several high growth public and privately owned companies. Mr. Moskovitz is a Certified Public Accountant and began his career with Deloitte & Touche LLP (formerly Touche Ross & Co).

DAVID H. ENGLISH has been Executive Vice President of LEAF Financial Corporation since April 2003. Mr. English was Executive Vice President and Chief Investment Officer of LEAF Asset Management from April 2003 until June 2004. From 1996 until joining our general partner, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance's Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division.

NICHOLAS CAPPARELLI has been Vice President - Sales of LEAF Financial Corporation since January 2002, and he was Vice President - Sales of LEAF Asset Management from January 2002 until June 2004. Before joining LEAF Financial Corporation and LEAF Asset Management in January 2002, Mr. Capparelli had been, since 1998, a Senior Vice President for Fidelity Leasing and its successor, responsible for sales and training. From 1995 to August 2000, Fidelity Leasing was a subsidiary of Resource America. Mr. Capparelli also served as the general manager of JLA Leasing Corporation, an equipment lessor, following its acquisition by Fidelity Leasing in 1999.

DARSHAN V. PATEL has been General Counsel and Secretary of LEAF Financial since August 2001. Mr. Patel also was General Counsel and Secretary of LEAF Asset Management from January 2002 until June 2004. In addition, Mr. Patel serves as Associate General Counsel of Resource America, a position he has held since 2001. From 1998 to 2001, Mr. Patel was associated with the law firm of Berman, Paley, Goldstein & Kannry, New York, NY.

SHERRYL B. HUGHES has been Vice President - Credit of LEAF Financial Corporation since May 2002. Ms. Hughes was Vice President - Credit of LEAF Asset Management from May 2004 until June 2004. Ms. Hughes is responsible for all credit underwriting, documentation and asset review. From 1999 to 2002, Ms. Hughes was a Vice President of Credit/Operations for Court Square Leasing Corporation. From 1997 to 1999 she was the Director of Credit and Portfolio Management at American Business Leasing, Inc. Ms. Hughes was the Corporate Credit Manager for Master Lease Corporation from 1983 until it was acquired by Tokai Bank. Following the acquisition, she held various managerial positions in Credit and Operations with Tokai Financial Services, Inc., until she left in 1997.

SCOTT A. SMITH has been Vice President - Direct Participation Programs of LEAF Financial Corporation since June 2004. He joined LEAF Financial in July 2002 as director of sales for its syndications group. For the three months before joining LEAF Financial, Mr. Smith worked in a consultative capacity as a performance improvement specialist with Team Builders Plus, and the year before that he was the director of sales training for Fidelity Leasing and its successor. From 1993 to 2000 he held various sales and marketing management positions with Advanta Leasing Corporation, ending as their director of training and development.

CODE OF BUSINESS CONDUCT AND ETHICS

        Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America that applies to the principal executive officer, principal financial officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at 1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103.

ITEM 11.  EXECUTIVE COMPENSATION

        The Fund does not have any employees. We do not compensate the executive officers of our general partner, this is prohibited in our partnership agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of March 8, 2005, we are not aware of any person who is a beneficial owner of 5% or more of our limited partner units. As of that date, the only executive officer and members of the board of our General Partner who beneficially owned our limited partner units was Mr. DeMent, who owned 640 units comprising less than 1% of the outstanding units. Mr. DeMent's address is 1845 Walnut Street, Philadelphia, PA 19103.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the years ended December 31, 2004 and 2003, the Fund was charged management fees by the General Partner of $383,798 and $73,095, respectively. The General Partner will continue to receive 2% or 3% of rental payments on equipment under operating leases and full payout leases, respectively, for management services performed on behalf of the Fund. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8% per year on the aggregate amount paid for their units.

        The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with arranging for the sale of the Fund's equipment after the expiration of lease. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 8% cumulative compounded priority return.

        The General Partner shall apply distributable cash first at 1% to the General Partner and 99% to the Limited Partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in Investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 1% to the General Partner and 99% to the Limited Partners. During the years ended December 31, 2004 and 2003, the General Partner received cash distributions of $9,768 and $4,794, respectively.

        Our General Partner receives an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the years ended December 31, 2004 and 2003 were $226,438 and $285,249, respectively.

        Our General Partner receives fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the years ended December 31, 2004 and 2003 were $850,220 and $516,239, respectively.

        For the years ended December 31, 2004 and 2003, the Fund reimbursed our General Partner and its affiliates administrative expenses of $482,180 and $594,985, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees recognized by the Partnership during the years ending December 31, 2004 and 2003 by its principal accounting firm, Grant Thornton, LLP are set forth below. The audit committee of the managing board of our General Partner has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence.

                                                   December 31,
                                           ---------------------------
                                               2004           2003
                                           ------------   ------------
Audit fees (1) .........................   $     80,000   $     35,000
Audit related fees (2) .................              -              -
Tax fees (3) ...........................              -         55,000
All other fees .........................              -              -
                                           ------------   ------------
Total aggregate fees billed ............   $     80,000   $     90,000
                                           ============   ============

----------
(1) Includes the aggregate fees recognized for professional services rendered by Grant Thornton, LLP for the audit of the Partnership's annual financial statements and the review of financial statements included in Form 10-Q. The fees are for services that are normally provided by Grant Thornton LLP in connection with statutory or regulatory filings or engagements.

(2) There were no aggregate fees billed in each of the last two years for assurance and related services by Grant Thornton LLP that are reasonably related to the performance of the audit or review of the Partnership's financial statements.

(3) Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton LLP for tax compliance, tax advice, and tax planning.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1.  FINANCIAL STATEMENTS

              The financial statements required by this Item are set forth in
              Item 8

          2.  FINANCIAL STATEMENT SCHEDULES

              No schedules are required to be presented.

          3.  EXHIBITS

              Exhibit No.           Description
              -----------           --------------------------------------------------------------------------------
                     3.1            Amended and Restated Agreement of Limited Partnership (1)
                     3.2            Certificate of Limited Partnership (2)
                      4             Forms of letters sent to limited partners confirming their investment (2)
                     10.1           Sovereign Bank Revolving Credit Agreement and Assignment
                     10.2           WestLB AG, New York Branch Secured Loan Agreement
                     10.3           Origination  and Servicing Agreement among LEAF Financial Corporation, Lease
                                    Equity Appreciation Fund I, L.P. and LEAF Funding, Inc., dated April 4, 2003 (3)
                     10.4           Master Program Agreement among LEAF Financial Corporation, Lease Equity
                                    Appreciation Fund I, L.P. and Information Leasing Corporation dated September
                                    29, 2003 (4)
                     10.5           Master Loan and Security Agreement between Lease Equity Appreciation Fund I,
                                    L.P. and OFC Capital, a  division of Alpha Financial Corporation, dated
                                    November 26, 2003 (5)
                     31.1           Rule 13a-14(a)/15d-14(a) Certifications
                     31.2           Rule 13a-14(a)/15d-14(a) Certifications
                     32.1           Section 1350 Certifications
                     32.2           Section 1350 Certifications

----------
          (1) Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

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

                              LEASE EQUITY APPRECIATION FUND I, L.P.
                              A Delaware Limited Partnership
                              By:  LEAF Financial Corporation

March 31, 2005                By:        /s/ CRIT DEMENT
                                         ---------------------------------------
                                         CRIT DEMENT
                                         Chairman and Chief Executive Officer
                                         of the General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit Dement                     Chairman of the Board, Chief Executive Officer of the        March 31, 2005
---------------------------         General Partner
CRIT S. DEMENT


/s/ Miles Herman                    President, Chief Operating Officer and Director of the       March 31, 2005
---------------------------         General Partner
MILES HERMAN

/s/ Robert K. Moskovitz             Chief Financial Officer, Treasurer                           March 31, 2005
---------------------------         of the General Partner
ROBERT K. MOSKOVITZ


/s/ Jonathan Z. Cohen               Director                                                     March 31, 2005
---------------------------         of the General Partner
JONATHAN Z. COHEN


/s/ Alan D. Schreiber, M.D.         Director                                                     March 31, 2005
---------------------------         of the General Partner
ALAN D. SCHREIBER, M.D.


/s/ Linda Richardson                Director                                                     March 31, 2005
---------------------------         of the General Partner
LINDA RICHARDSON