Form 10-Q
period 2005-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2005-05-16
CIK 1169083

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

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

                         110 S. Poplar Street, Suite 101
                           Wilmington, Delaware 19801
               (Address of principal executive offices) (Zip Code)

                                 (215) 574-1636
              (Registrant's telephone number, including area code)


         (Former name, former address and former fiscal year, if changed since last report.)

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

                     LEASE EQUITY APPRECIATION FUND I, L.P.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                            PAGE
                                                                                           -------
PART I         FINANCIAL INFORMATION (UNAUDITED)

   Item 1.     Financial Statements

               Consolidated Balance Sheets - March 31, 2005 and
                    December 31, 2004 (Audited)..........................................        3
               Consolidated Statements of Operations
                    Three Months Ended March 31, 2005 and 2004...........................        4
               Consolidated Statement of Partners' Capital and Comprehensive Income
                    For the Three Months Ended March 31, 2005............................        5
               Consolidated Statements of Cash Flows
                    For the Three Months Ended March 31, 2005 and 2004...................        6

               Notes to Consolidated Financial Statements - March 31, 2005...............   7 - 17

   ITEM 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations............................................  18 - 22

   ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk................       23

   ITEM 4.     Controls and Procedures...................................................       23

PART II        OTHER INFORMATION

   ITEM 6.     Exhibits..................................................................       24

SIGNATURES...............................................................................       25

                         PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,       DECEMBER 31,
                                                                           2005             2004
                                                                      -------------    -------------
                                                                       (Unaudited)       (Audited)
ASSETS
Cash ..............................................................   $   3,060,788    $   2,310,880
Restricted cash ...................................................       2,759,754        7,642,227
Due from lockbox ..................................................         340,454          531,558
Accounts receivable ...............................................         121,274           56,837
Direct financing leases and notes, net ............................      91,053,613       53,150,659
Assets subject to operating leases, net of accumulated
 depreciation of $515,438 and $316,084.............................       2,447,249        1,569,754
Fair value of interest rate swap ..................................         157,870                -
Other assets ......................................................         865,691          836,441
                                                                      -------------    -------------
                                                                      $ 100,806,693    $  66,098,356
                                                                      =============    =============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Debt ............................................................   $  87,583,244    $  51,461,671
  Accounts payable and accrued expenses ...........................         570,403          840,118
  Due to related parties, net .....................................         161,586          955,361
  Fair value of interest rate swap ................................               -           52,141
                                                                      -------------    -------------
    Total liabilities .............................................      88,315,503       53,309,291
PARTNERS' CAPITAL .................................................      12,491,460       12,789,065
                                                                      -------------    -------------
                                                                      $ 100,806,693    $  66,098,356
                                                                      =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                              2005             2004
                                                                         -------------    -------------
Interest and rental income ........................................      $   1,439,329    $     624,824
Interest expense ..................................................            832,793          374,216
                                                                         -------------    -------------
  Net interest and rental income ..................................            606,536          250,608
Provision for credit losses .......................................            240,450           10,000
                                                                         -------------    -------------
                                                                               366,086          240,608
Other income ......................................................             70,769           61,168
                                                                         -------------    -------------
  Operating income ................................................            436,855          301,776
                                                                         -------------    -------------
Administrative expenses reimbursed to related party ...............            140,261          216,515
General and administrative ........................................            105,237           43,997
Management fee to related party ...................................            154,239           80,340
Depreciation ......................................................            202,522           53,512
                                                                         -------------    -------------
                                                                               602,259          394,364
                                                                         -------------    -------------
  Net loss ........................................................      $    (165,404)   $     (92,588)
                                                                         =============    =============
Weighted average number of limited partnership units outstanding
 during the period ................................................            171,746           98,898
                                                                         =============    =============
Net loss per weighted average limited partnership unit -
 basic and diluted ................................................      $       (0.95)   $       (0.93)
                                                                         =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                            AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                 GENERAL                                       ACCUMULATED
                                 PARTNER           LIMITED PARTNERS              OTHER          PARTNERS'     COMPREHENSIVE
                              -------------   -----------------------------   COMPREHENSIVE     CAPITAL       (LOSS) INCOME
                                  AMOUNT         UNITS           AMOUNT       (LOSS) INCOME      TOTAL            TOTAL
                              -------------   -------------   -------------   -------------   -------------   -------------
Balance, January 1, 2005 ..   $     (20,021)        171,746   $  12,861,227   $     (52,141)  $  12,789,065   $           -
  Cash distributions ......          (3,422)              -        (338,790)              -        (342,212)              -
  Net loss ................          (1,654)              -        (163,750)              -        (165,404)       (165,404)
  Unrealized gain on
   hedging derivative .....               -               -               -         210,011         210,011         210,011
                              -------------   -------------   -------------   -------------   -------------   -------------
Balance, March 31, 2005 ...   $     (25,097)        171,746   $  12,358,687   $     157,870   $  12,491,460   $      44,607
                              =============   =============   =============   =============   =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ----------------------------
                                                                                  2005            2004
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................   $   (165,404)   $    (92,588)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Loss (gain) on sale of equipment and lease dispositions, net ............          2,882         (53,889)
  Depreciation ............................................................        202,522          53,512
  Amortization of deferred financing costs ................................         43,160           7,950
  Provision for credit losses .............................................        240,450          10,000
  Increase in accounts receivable .........................................        (64,437)         (3,606)
  (Increase) in other assets ..............................................        (62,543)        (28,965)
  Decrease in accounts payable and accrued expenses .......................       (269,715)       (108,003)
  Decrease in due from lockbox ............................................        191,104         124,924
  (Decrease) increase in amounts due to/from related parties, net .........       (793,775)        351,918
                                                                              ------------    ------------
    Net cash (used in) provided by operating activities ...................       (675,756)        261,253
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment under operating leases .........................     (1,080,017)              -
  Investment in direct financing leases and notes .........................    (43,485,136)     (5,967,911)
  Proceeds from direct financing leases and notes, net of earned income ...      4,456,737       2,048,653
  Security deposits received, net .........................................        494,661          15,080
  Proceeds from sale of equipment and lease dispositions ..................        387,452         812,382
                                                                              ------------    ------------
    Net cash used in investing activities .................................    (39,226,303)     (3,091,796)
                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease (increase) in restricted cash ..................................      4,882,473        (118,418)
  Increase in deferred financing costs ....................................         (9,867)        (16,490)
  Increase in subscription deposits .......................................              -         105,000
  Proceeds from debt ......................................................     53,109,263       3,678,926
  Repayment of debt .......................................................    (16,987,690)     (1,397,629)
  Limited Partners' capital contribution ..................................              -       1,050,857
  Partners' distributions paid ............................................       (342,212)       (196,249)
  Payment of offering costs incurred for the sale of partnership units ....              -        (136,378)
                                                                              ------------    ------------
    Net cash provided by financing activities .............................     40,651,967       2,969,619
                                                                              ------------    ------------
Increase in cash ..........................................................        749,908         139,076
Cash, beginning of period .................................................      2,310,880       1,030,394
                                                                              ------------    ------------
Cash, end of period .......................................................   $  3,060,788    $  1,169,470
                                                                              ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

        Lease Equity Appreciation Fund I, L.P. ("Fund"), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation, a Delaware corporation ("General Partner"). The General Partner is a wholly owned subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. is a publicly traded company (Nasdaq: REXI) operating in the real estate, financial services, energy and equipment leasing sectors. On March 3, 2003, the Fund satisfied its minimum offering requirement and commenced operations.

        The Fund seeks to acquire a diversified portfolio of equipment to finance to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing financings from other equipment lessors. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment lease portfolio over the life of the Fund.

        As of March 31, 2005 and December 31, 2004, in addition to its 1% General Partner interest, the General Partner also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Limited Partnership Agreement (the "Partnership Agreement").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

        Certain reclassifications have been made to the March 31, 2004 consolidated financial statements to conform to the March 31, 2005 presentation.

CLASSIFICATION

        Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Fund's consolidated balance sheet on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

        Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund's history with regard to the realization of residuals, available industry data and the general partner's senior management's experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment's fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.

        The Fund's allowance for possible losses is primarily based on factors which include the General Partner's historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and lease portfolio characteristics. The Fund's policy is to charge off to the allowance those leases which are in default and for which management has determined the probability of collection to be remote.

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

CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of March 31, 2005, the Fund had deposits at three banks totaling $3,183,564, of which $2,883,564 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION

        The Fund's investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and its various amendments and interpretations.

        Direct Financing Leases. Certain of the Fund's lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund's investment in direct financing leases and notes consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.

        Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment's estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund's policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three month periods ended March 31, 2005 and 2004.

        Fees from delinquent payments are recognized when received and are included in other income.

INCOME TAXES

        Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        During the three months ended March 31, 2005 and 2004, the Fund paid interest of $723,192 and $381,066, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

TRANSFERS OF FINANCIAL ASSETS

        In connection with establishing its revolving line of credit with WestLB AG, the Fund formed a bankruptcy remote special purpose entity through which the financing is arranged. Under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Fund's transfers of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund's consolidated balance sheets. The Fund's leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund's maximum loss exposure.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swap discussed in Note 8 is recorded at fair value in the accompanying consolidated balance sheet.

NOTE 3 - RESTRICTED CASH

        Restricted Cash as of March 31, 2005 and December 31, 2004 includes cash being held in reserve by the Fund's lenders.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 4 - DUE FROM LOCKBOX

        Customer payments are deposited into a lockbox shared with our General Partner and other partnerships serviced by our General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst our General Partner, the other partnerships and their respective lenders. Amounts recorded as due from lockbox on the accompanying Balance Sheet, represent customer payments received by the lockbox, applied to the respective customer's accounts, but not transferred to our bank account.

NOTE 5 - INVESTMENT IN DIRECT FINANCING LEASES AND NOTES

        The Fund's direct financing leases are for initial lease terms ranging from 3 to 84 months. The interest rates on notes receivable range from 7% to 21%. As of March 31, 2005 and December 31, 2004, 23% and 14% of leased equipment, respectively, was located in California.

                                                                 MARCH 31,      DECEMBER 31,
                                                                   2005            2004
                                                               -------------   -------------
                                                                                 (Audited)
Direct financing leases ....................................   $  86,777,495   $  51,340,412
Notes receivable ...........................................       4,276,118       1,810,247
                                                               -------------   -------------
                                                               $  91,053,613   $  53,150,659
                                                               =============   =============

        The components of the net investment in direct financing leases as of March 31, 2005 and December 31, 2004 are as follows:

                                                                 MARCH 31,      DECEMBER 31,
                                                                   2005            2004
                                                               -------------   -------------
                                                                                 (Audited)
   Total future minimum lease payments .....................   $  99,851,478   $  58,892,148
   Unearned rental income ..................................     (12,510,984)     (7,401,200)
   Residuals, net of unearned residual income ..............         613,364         401,166
   Security deposits .......................................        (926,363)       (431,702)
                                                               -------------   -------------
                                                                  87,027,495      51,460,412
   Allowance for possible losses ...........................        (250,000)       (120,000)
                                                               -------------   -------------
                                                               $  86,777,495   $  51,340,412
                                                               =============   =============

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 5 - INVESTMENT IN DIRECT FINANCING LEASES AND NOTES - (CONTINUED)

        The following is a summary of the Fund's allowance for possible losses for the periods indicated:

                                                                FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -----------------------------
                                                                   2005            2004
                                                               -------------   -------------
   Allowance for possible losses, beginning of period ......   $     120,000   $       5,000
   Provision for credit losses .............................         240,450          10,000
   Net write offs ..........................................        (110,450)              -
                                                               -------------   -------------
   Allowance for possible losses, end of period ............   $     250,000   $      15,000
                                                               =============   =============

        The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing leases, notes and operating leases at March 31, 2005 are as follows:

                                  DIRECT
          PERIODS ENDING         FINANCING                        OPERATING
            MARCH 31,             LEASES           NOTES            LEASES            TOTAL
       --------------------   --------------   --------------   --------------   --------------
       2006 ...............   $   26,918,077   $      744,573   $      780,277   $   28,442,927
       2007 ...............       29,729,556        1,057,334          803,944       31,590,834
       2008 ...............       21,999,442          999,666          491,568       23,490,676
       2009 ...............       13,883,167          603,965          203,998       14,691,130
       2010 ...............        6,313,665          458,052          107,132        6,878,849
       Thereafter .........        1,007,571          412,528                -        1,420,099
                              --------------   --------------   --------------   --------------
                              $   99,851,478   $    4,276,118   $    2,386,919   $  106,514,515
                              ==============   ==============   ==============   ==============

NOTE 6 - OTHER ASSETS

        As of March 31, 2005 and December 31, 2004, other assets include $761,204 and $794,456, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 7 - DEBT

        The table below summarizes the Fund's debt at March 31, 2005 and December 31, 2004 as follows:

                                                                           MARCH 31,      DECEMBER 31,
                                                                             2005            2004
                                                                         -------------   -------------
Sovereign Bank, revolving warehouse line of credit, with an
aggregate borrowing limit of $10 million collateralized by
specific finance receivables and related equipment. Interest on this facility is calculated at LIBOR plus 2.5% per annum
(5.09% at March 31, 2005). Interest and principal are due
monthly. The line expires in May 2005.................................   $   8,349,549   $   3,436,872

WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75 million collateralized by
specific lease receivables and related equipment, with a 1%
credit reserve of the outstanding line of credit. Interest
on this facility is calculated at LIBOR plus 1.10% per
annum. To mitigate fluctuations in interest rates the Fund
has entered into a interest rate swap agreements. The
interest rate swap agreements terminate January 20, 2012.
The interest rate swap agreements fix the interest rate on
this facility at 5.15%. Interest and principal are due as
payments are received under the financings. The line of
credit is renewable for one year periods on December 30,
2005, 2006 and 2007...................................................      57,038,980      23,258,244

National City Commercial Capital Corporation f/k/a
Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the
receivables, discounted to present value at 5.79%, less a
credit reserve of 8% after security deposit. The loan is
repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a
final maturity date of November 10, 2009..............................      10,592,571      12,017,788

OFC Capital, a division of ALFA Financial Corporation,
collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest
rate of 6.9%, funded subject to a credit reserve of 3% of
the loan amount. The loan is repayable as payments are made
under the leases or equipment financing transactions
collateralizing the loan, with a final maturity date of
February 15, 2009.....................................................      11,602,144      12,748,767
                                                                         -------------   -------------
Total outstanding debt................................................   $  87,583,244   $  51,461,671
                                                                         =============   =============

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 7 - DEBT - (CONTINUED)

        The debt maturity for each of the succeeding twelve month periods ending March 31 and thereafter, is as follows:

              2006....................   $    33,668,278
              2007....................        22,201,417
              2008....................        16,361,960
              2009....................        10,251,522
              2010....................         4,376,787
              Thereafter..............           723,280
                                         ---------------
                                         $    87,583,244
                                         ===============

NOTE 8 - DERIVATIVE INSTRUMENTS

        The majority of the Fund's assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund's assets and liabilities exposes us to interest rate risk when interest rates fluctuate. For example, the Fund's assets are structured on a fixed-rate basis, but since funds borrowed through warehouse facilities are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise which in turn will increase the Fund's borrowing costs. In addition, when the Fund originates assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund's permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

        To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps which are designated as cash flow hedges. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

        Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Fund measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by Statement of Financial Accounting Standards ("SFAS") No. 133/138/149 is recognized in the income statement.

        There can be no assurance that the Fund's hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will exceed the benefits.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 8 - DERIVATIVE INSTRUMENTS - (CONTINUED)

        At March 31, 2005 and December 31, 2004 the Fund had an unrealized gain of $157,870 and an unrealized loss of $52,141, respectively, which is included in accumulated other comprehensive income (loss). The Fund recognized no gain or loss during the three months ended March 31, 2005 for hedge ineffectiveness. Assuming market rates remain constant with the rates of March 31, 2005, $52,150 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

NOTE 9 - TRANSACTIONS WITH AFFILIATES

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

        The General Partner and its affiliate, Anthem Securities, Inc. ("Anthem Securities"), a subsidiary of Resource America, Inc., received an organization and offering expense allowance of 3% of the offering proceeds and an underwriting fee of 2% of the offering proceeds raised. These charges were recorded by the Fund as offering costs incurred for the sale of limited partnership units on the Statement of Partners' Capital.

        Anthem Securities, Inc. received underwriting fees of 2% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold units during the offering period.

        The General Partner receives a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission will be subordinated to the payment of a cumulative 8% annual return to the Limited Partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the three months ended March 31, 2005 and 2004.

        The General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the three months ended March 31, 2005 and 2004.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 9 - TRANSACTIONS WITH AFFILIATES - (CONTINUED)

        The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

        The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31, 2005 and 2004:

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                               -----------------------------
                                                   2005            2004
                                               -------------   -------------
    Acquisition fees .......................   $     891,303   $     106,040
    Asset management fees ..................   $     154,239   $      80,340
    Organization and offering expenses .....   $           -   $      31,526
    Reimbursed administrative expenses .....   $     140,261   $     216,515
    Underwriting fees ......................   $           -   $     104,852

        Due to related parties, net as of March 31, 2005 and December 31, 2004 represents net monies due to the General Partner for management fees and lease acquisition fees not yet paid.

NOTE 10 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

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

        Net income for any fiscal period during the reinvestment period (the period commencing March 3, 2003 and ending August 15, 2009) is allocated 99% to the Limited Partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreements, will be allocated first to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the Limited Partners and 1% to the General Partner.

NOTE 11 - COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as "other comprehensive income
(loss)" and for the Fund, only include changes in the fair value of unrealized hedging gains and losses. Comprehensive loss for the three month period ended March 31, 2004, only includes net loss.

                     LEASE EQUITY APPRECIATION FUND I, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 12 - NET LOSS PER LIMITED PARTNERSHIP UNIT

        Net loss per limited partnership unit is computed by dividing net loss allocated to the Fund's Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic loss per limited partnership unit equals dilutive net loss per limited partnership unit because there are no potential dilutive units.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES" "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1, UNDER THE CAPTION "RISKS INHERENT IN OUR BUSINESS", IN OUR ANNUAL REPORT ON FORM 10-K FOR FISCAL 2004. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

        We are a Delaware limited partnership formed on January 31, 2002. On June 30, 2004, our General Partner, LEAF Asset Management, Inc., merged into its parent, LEAF Financial Corporation. Consequently, our General Partner is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. a publicly-traded company (Nasdaq: REXI) operating in the real estate, financial services, equipment leasing sectors and energy.

        As of August 15, 2004, the date our offering period terminated, we had raised $17,060,772 through the sale of 171,746 limited partner units.

        We acquire equipment that is financed for third parties. We may also acquire portfolios of equipment subject to existing leases and notes from other equipment lessors. Our principal objective is to generate regular cash distributions to our limited partners. The equipment we finance is principally for general business and industrial use and we focus on the small to mid sized business market, generally businesses with 500 or fewer employees, $1 billion or less in total assets or $100 million or less in total annual sales. We specialize in financing business essential equipment within a price range of $20,000 to $2 million. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, industrial equipment, medical equipment and telecommunications equipment.

        Our leases consist of both direct financing and operating leases which are recorded in accordance with generally accepted accounting principles in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the undepreciated cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease is 90 days or more delinquent, the lease is classified as being on non-accrual and we do not recognize interest income on that lease until the lease becomes less than 90 days delinquent.

        We commenced operations on March 3, 2003. As of March 31, 2005 our portfolio contained 2,364 equipment leases with 2,194 individual end users in 50 states. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of March 31, 2005, we had net investment of $2,447,249 in equipment under operating leases and a net investment of $91,053,613 in direct financing leases and notes for a total investment in lease assets of $93,500,862. Our average original equipment cost per equipment finance transaction was $47,603. As of March 31, 2005, the weighted average initial term of a lease was 46 months.

        The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating lease, direct financing leases and notes as of March 31, 2005 and December 31, 2004 (dollars in thousands):

DIRECT FINANCING LEASES AND NOTES

                                       MARCH 31, 2005
                                 -------------------------
                                     NET
TYPE OF EQUIPMENT                 INVESTMENT    PERCENTAGE
------------------------------   -----------   -----------
Industrial Equipment .........   $    24,580          26.9%
Medical Equipment ............        23,413          25.6
Office Equipment .............        11,678          12.8
Computers ....................        10,476          11.5
Software .....................         5,581           6.1
Garment Care .................         4,566           5.0
Restaurant Equipment .........         3,940           4.3
Building systems .............         3,362           3.7
Communications ...............         3,112           3.4
Agriculture ..................           596           0.7
                                 -----------   -----------
                                 $    91,304         100.0%
                                 ===========   ===========

                                      DECEMBER 31, 2004
                                 -------------------------
                                     NET
TYPE OF EQUIPMENT                 INVESTMENT    PERCENTAGE
------------------------------   -----------   -----------
Medical Equipment ............   $    13,656          25.6%
Industrial Equipment .........        11,184          21.0
Computers ....................         8,289          15.6
Software .....................         4,705           8.8
Office Equipment .............         4,305           8.1
Garment Care .................         3,916           7.4
Communications ...............         2,612           4.9
Building systems .............         2,260           4.2
Restaurant Equipment .........         1,892           3.6
Agriculture ..................           452           0.8
                                 -----------   -----------
                                 $    53,271         100.0%
                                 ===========   ===========

OPERATING LEASES

                                       MARCH 31, 2005
                                 -------------------------
                                     NET
TYPE OF EQUIPMENT                 INVESTMENT    PERCENTAGE
------------------------------   -----------   -----------
Computers ....................   $       916          37.4%
Office Equipment .............           618          25.2
Industrial Equipment .........           414          16.9
Communications ...............           379          15.5
Medical Equipment ............            87           3.6
Software .....................            31           1.3
Restaurant Equipment .........             2           0.1
                                 -----------   -----------
                                 $     2,447         100.0%
                                 ===========   ===========

                                      DECEMBER 31, 2004
                                 -------------------------
                                     NET
TYPE OF EQUIPMENT                 INVESTMENT    PERCENTAGE
------------------------------   -----------   -----------
Computers ....................   $       762          48.5%
Office Equipment .............           473          30.1
Communications ...............           272          17.3
Software .....................            36           2.3
Industrial Equipment .........            15           1.0
Medical Equipment ............             9           0.6
Restaurant Equipment .........             3           0.2
                                 -----------   -----------
                                 $     1,570         100.0%
                                 -----------   -----------

        The following schedules detail the type of business by standard industrial classification, that lease our equipment as of March 31, 2005 and December 31, 2004 (dollars in thousands):

DIRECT FINANCING LEASES AND NOTES

                                       MARCH 31, 2005
                                 -------------------------
                                     NET
TYPE OF BUSINESS                  INVESTMENT    PERCENTAGE
------------------------------   -----------   -----------
Services .....................   $    46,299          50.7%
Manufacturing ................        11,531          12.6
Retail Trade .................        10,744          11.8
Construction .................         4,943           5.4
Transportation/
  Communication/
  Energy .....................         4,834           5.3
Wholesale Trade ..............         4,831           5.3
Finance/Insurance/
  Real Estate ................         4,296           4.7
Agriculture ..................         2,725           3.0
Public Administration ........         1,100           1.2
                                 -----------   -----------
                                 $    91,304         100.0%
                                 ===========   ===========

                                      DECEMBER 31, 2004
                                 -------------------------
                                     NET
TYPE OF BUSINESS                  INVESTMENT    PERCENTAGE
------------------------------   -----------   -----------
Services .....................   $    33,412          62.7%
Manufacturing ................         5,775          10.9
Retail Trade .................         5,549          10.4
Finance/Insurance/
  Real Estate ................         2,506           4.7
Transportation/
  Communication/
  Energy .....................         1,993           3.7
Wholesale Trade ..............         1,991           3.7
Construction .................         1,482           2.8
Public Administration ........           534           1.0
Mining .......................            29           0.1
                                 -----------   -----------
                                 $    53,271         100.0%
                                 ===========   ===========

OPERATING LEASES

                                       MARCH 31, 2005
                                 -------------------------
                                     NET
TYPE OF BUSINESS                  INVESTMENT    PERCENTAGE
------------------------------   -----------   -----------
Services .....................   $     1,170          47.8%
Construction .................           497          20.3
Wholesale Trade ..............           272          11.1
Manufacturing ................           198           8.1
Transportation/
   Communication/
   Energy ....................           149           6.1
Finance/Insurance/
   Real Estate ...............           118           4.8
Public Administration ........            22           0.9
Retail Trade .................            14           0.6
Mining .......................             7           0.3
                                 -----------   -----------
                                 $     2,447         100.0%
                                 ===========   ===========

                                      DECEMBER 31, 2004
                                 -------------------------
                                     NET
TYPE OF BUSINESS                  INVESTMENT    PERCENTAGE
------------------------------   -----------   -----------
Services .....................   $       862          54.9%
Wholesale Trade ..............           266          16.9
Manufacturing ................           175          11.1
Transportation/
  Communication/
  Energy .....................           104           6.7
Finance/Insurance/
  Real Estate ................            96           6.1
Construction .................            52           3.3
Mining .......................             8           0.5
Public Administration ........             4           0.3
Retail Trade .................             3           0.2
                                 -----------   -----------
                                 $     1,570         100.0%
                                 ===========   ===========

        In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of March 31, 2005, our credit evaluation indicated the need for an allowance for possible losses of our lease assets of $250,000.

        We utilize debt facilities in addition to equity to fund the acquisitions of lease portfolios. As of March 31, 2005, our outstanding debt was $87,583,244.

RESULTS OF OPERATIONS

Three month period ended March 31, 2005 compared to three month period ended March 31, 2004

        Our interest and rental income increased to $1,439,329 for the three month period ended March 31, 2005 as compared to $624,824 in the three month period ended March 31, 2004, an increase of $814,505 (130%). This increase is attributable to our increase in lease assets. Total lease assets increased to $93,500,862 at March 31, 2005 as compared to $27,651,356 at March 31, 2004, an increase of $65,849,506 (238%). The proceeds from the sale of limited partnership units and additional lines of credit allowed us to acquire more leases from our General Partner. Interest expense increased to $832,793 for the three month period ended March 31, 2005 as compared to $374,216 for the three month period ended March 31, 2004, an increase of $458,577 (123%) due to our increase in debt incurred to acquire equipment subject to leases. Debt was $87,583,244 at March 31, 2005 as compared to $22,667,699 at March 31, 2004, an increase of $64,915,545 (286%). As our lease portfolio grows and we incur additional debt, interest expense will increase in future periods. Our provision for credit losses increased to $240,450 for the three month period ended March 31, 2005 as compared to $10,000 for the three month period ended March 31, 2004, an increase of $230,450. As our portfolio grows our provision for credit losses will also grow. Total operating expenses increased to $602,259 for the three month period ended March 31, 2005 as compared to $394,364 for the three month period ended March 31, 2004, an increase of $207,895 (53%) This increase was primarily due to increases in management fees paid to our General Partner as well as an increase in depreciation expense. Management fees increased to $154,239 for the three month period ended March 31, 2005 as compared to $80,340 for the three month period ended March 31, 2004, an increase of $73,899 (92%). This increase is directly attributable to our growth in lease assets because management fees are based on a percentage of customer payments received. Depreciation expense from operating leases increased to $202,522 for the three month period ended March 31, 2005 as compared to $53,512 for the three month period ended March 31, 2004, an increase of $149,010 (278%). Depreciation expense grew due to the increase in assets subject to operating leases.

        Our net loss for the three month periods ended March 31, 2005 and 2004 was $165,404 and $92,588, respectively. The loss per limited partnership unit, after the loss allocated to our General Partner for the three month periods ended March 31, 2005 and 2004 was $.95 and $.93, respectively, based on a weighted average number of limited partnership units outstanding of 171,746 and 98,898, respectively. To attain profitability, we need to increase our revenues by acquiring additional lease portfolios. It is expected that our debt facility with WestLB AG, will allow us to purchase additional lease portfolios to attain profitability. However, income (loss) before depreciation, amortization and increases in the allowance for credit losses for the three month period ended March 31, 2005 and 2004, was $210,118 and $(22,076), respectively.

        Partners' distributions paid for the three month periods ended March 31, 2005 and March 31, 2004 were $342,212 and $196,249, respectively.

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

        The following table sets forth our sources and uses of cash for the periods indicated:

                                                                FOR THE THREE MONTH PERIODS
                                                                       ENDED MARCH 31,
                                                               -----------------------------
                                                                   2005            2004
                                                               -------------   -------------
Net cash (used in) provided by operating activities ........   $    (675,756)  $     261,253
Net cash used in investing activities ......................     (39,226,303)     (3,091,796)
Net cash provided by financing activities ..................      40,651,967       2,969,619
                                                               -------------   -------------
Increase in cash ...........................................   $     749,908   $     139,076
                                                               =============   =============

        Our liquidity is affected by our ability to leverage our portfolio through expansion of credit facilities. Our increase in our debt to equity ratio, to seven to one at March 31, 2005 from four to one at December 31, 2005, reflects the additional borrowings under our WestLB line of credit that we entered into in December 2004. We would expect that our leverage ratio will remain in the seven to one range as we become fully invested under our lines of credit. In addition, changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of March 31, 2005, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, default could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that our WestLB line of credit is not renewed in December 2005, we expect to obtain an alternative credit facility with comparable terms.

        Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. At March 31, 2005, our credit evaluation indicated the need for an allowance for possible losses of $250,000. As our lease portfolio increases we anticipate the allowance for possible losses will increase.

        Net cash used in operations for the three month period ended March 31, 2005 was $(675,756) as compared to cash provided by operations of $261,253 for the three month period ended March 31, 2004 a decrease of $(937,009) (359%). This decrease is primarily related to the payment of monies owed to our General Partner for purchases of lease portfolios in December 2004 which were paid in January 2005.

        Net cash flows used in investing activities for the three month period ended March 31, 2005 was ($39,226,303) as compared to ($3,091,796) for the three month period ended March 31, 2004, an increase of ($36,134,507) (1,169%). This increase is attributable to the increase in investment in leased assets of ($38,597,242) which is offset by proceeds received from leases. The expansion of our credit facilities allowed us to increase its investment in lease portfolios.

        Net cash provided by financing activities for the three month period ended March 31, 2005 was $40,651,967. This was primarily due to debt proceeds of $53,109,263 used to acquire lease portfolios (reduced by repayment of debt of $16,987,690). The increase in borrowings is due to the expansion of our credit facilities in 2005.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At March 31, 2005, our outstanding debt totaled $87,583,244, which consists of fixed rate debt of $22,194,715 and variable rate debt of $65,388,529. Our variable rate debt consists of $57,038,980 with WestLB AG and $8,349,549 with Sovereign Bank. To mitigate interest rate risk on the WestLB AG debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.15%. The interest rate on the Sovereign facility is calculated at LIBOR plus 2% per annum. The weighted average interest rate for this facility was 4.97% for the three months ended March 31, 2005. Holding all variables constant, if interest rates hypothetically increased or decreased by 10%, our net loss would change by approximately $8,000.

ITEM 4. - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Under the supervision of our General Partner's Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

        There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2005 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS.

       Exhibit No.   Description
       -----------   ---------------------------------------------------------------------
          3.1 (1)    Amended and Restated Agreement of Limited Partnership
          3.2 (2)    Certificate of Limited Partnership
          4   (2)    Forms of letters sent to limited partners confirming their investment
         31.1        Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
         31.2        Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
         32.1        Section 1350 Certifications of Chief Executive Officer
         32.2        Section 1350 Certifications of Chief Financial Officer

          ----------
          (1) Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

          (2) Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LEASE EQUITY APPRECIATION FUND I, L.P.
                                     A Delaware Limited Partnership

                                     By:  LEAF Financial Corporation,
                                          its General Partner

May 16, 2005                         /s/ Crit DeMent
                                     -------------------------------------------
                                     CRIT DEMENT
                                     Chairman and Chief Executive Officer
                                     of the General Partner

May 16, 2005                         /s/ Miles Herman
                                     -------------------------------------------
                                     MILES HERMAN
                                     President, Chief Operating Officer and
                                     Director of the General Partner

May 16, 2005                         /s/ Robert K. Moskovitz
                                     -------------------------------------------
                                     ROBERT K. MOSKOVITZ
                                     Chief Financial Officer, Treasurer
                                     of the General Partner