Form 10-Q
period 2005-06-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2005-08-15
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

LEASE EQUITY APPRECIATION FUND I, L.P.

Back to Index

PART I. – FINANCIAL INFORMATION

ITEM 1. – Financial Statements

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)	(Audited)
ASSETS
Cash	$4,101,099	$2,310,880
Restricted cash	2,416,202	7,642,227
Due from lockbox	524,995	531,558
Accounts receivable	141,867	56,837
Direct financing leases and notes, net	90,082,528	53,150,659
Assets subject to operating leases, net of accumulated depreciation of $731,603 and $316,084	2,231,084	1,569,754
Other assets	868,127	836,441

	$100,365,902	$66,098,356

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$87,645,484	$51,461,671
Accounts payable and accrued expenses	551,716	840,118
Due to related parties, net	399,064	955,361
Fair value of interest rate swap	106,877	52,141

Total liabilities	88,703,141	53,309,291
Partners’ Capital	11,662,761	12,789,065

	$100,365,902	$66,098,356

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Interest and rental income	$2,054,539	$655,559	$3,492,262	$1,267,608
Interest expense	1,240,338	392,396	2,073,131	766,612

Net interest and rental income	814,201	263,163	1,419,131	500,996
Provision for credit losses	312,785	56,159	553,235	66,159

	501,416	207,004	865,896	434,837
Other income	84,367	20,772	156,741	94,715

Operating income	585,783	227,776	1,022,637	529,552

Administration expense reimbursed to related party	207,528	61,632	347,787	278,147
General and administrative	152,121	43,789	257,360	87,785
Management fee to related party	224,101	64,952	378,339	145,292
Depreciation	216,166	48,799	418,688	102,312

	799,916	219,172	1,402,174	613,536

Net (loss) income	$(214,133)	$8,604	$(379,537)	$(83,984)

Weighted average number of limited partnership units outstanding during the period	171,746	115,967	171,746	107,433

Net (loss) income per weighted average limited partnership unit	$(1.23)	$0.07	$(2.19)	$(0.77)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

	General			Accumulated
	Partner	Limited Partners		Other	Partners’	Comprehensive
				Comprehensive	Capital	Loss
	Amount	Units	Amount	Loss	Total	Total

Balance, January 1, 2005	$(20,021)	171,746	$12,861,227	$(52,141)	$12,789,065	$—
Cash distributions	(6,920)	—	(685,111)	—	(692,031)	—
Net loss	(3,795)		(375,742)	—	(379,537)	(379,537)
Unrealized loss on hedging derivative	—	—	—	(54,736)	(54,736)	(54,736)

Balance, June 30, 2005	$(30,736)	171,746	$11,800,374	$(106,877)	$11,662,761	$(434,273)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(379,537)	$(83,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sale of equipment and lease dispositions, net	5,405	(54,319)
Depreciation	418,688	102,312
Amortization of deferred financing costs	82,624	25,768
Provision for credit losses	553,235	40,000
(Increase) decrease in accounts receivable	(85,030)	48,489
(Increase) decrease in other assets	(104,443)	10,681
Decrease in accounts payable and accrued expenses	(288,402)	(114,062)
Decrease in due from lockbox	6,563	136,597
Decrease in amounts due to related parties, net	(556,297)	(287,398)

Net cash used in operating activities	(347,194)	(175,916)

Cash flows from investing activities:
Acquisition of equipment under operating leases	(1,080,018)	—
Investment in direct financing leases and notes	(51,406,742)	(16,417,170)
Proceeds from direct financing leases and notes, net of earned income	13,480,286	4,033,507
Security deposits received, net	435,947	79,762

Net cash used in investing activities	(38,570,527)	(12,303,901)

Cash flows from financing activities:
Decrease (increase) in restricted cash	5,226,025	(124,188)
Increase in deferred financing costs	(9,867)	(33,611)
Increase in subscription deposits	—	456,000
Proceeds from debt	71,506,185	13,628,583
Repayment of debt	(35,322,372)	(3,218,145)
Limited partners’ capital contribution	—	2,831,287
Partners’ distributions paid	(692,031)	(417,580)
Payment of offering costs incurred for the sale of partnership units	—	(366,027)

Net cash provided by financing activities	40,707,940	12,756,319

Increase in cash	1,790,219	276,502
Cash, beginning of period	2,310,880	1,030,394

Cash, end of period	$4,101,099	$1,306,896

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund I, L.P. (“Fund”), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation, a Delaware corporation (“General Partner”). The General Partner is a wholly owned subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. is a publicly traded company (Nasdaq: REXI) operating in the real estate, financial services and equipment financing sectors. As of August 15, 2004, the date our offering period terminated, we had raised $17,060,772 through the sale of 171,746 limited partner units.

The Fund seeks to acquire a diversified portfolio of equipment to finance to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing financings from other equipment finance companies. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

As of June 30, 2005 and December 31, 2004, in addition to its 1% General Partner interest, the General Partner also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Limited Partnership Agreement (the “Partnership Agreement”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the June 30, 2004 consolidated financial statements to conform to the June 30, 2005 presentation.

Classification

Management believes that, consistent with the financial statement presentation of other equipment finance companies, it is more appropriate to present the Fund’s consolidated balance sheet on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2005
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the general partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.

The Fund’s allowance for possible losses is primarily based on factors which include the General Partner’s historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of June 30, 2005, the Fund had deposits at three banks totaling $4,147,827, of which $3,847,827 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2005
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition

The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and its various amendments and interpretations.

Direct Financing Leases. Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund’s investment in direct financing leases and notes consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the six month periods ended June 30, 2005 and 2004.

Fees from delinquent payments are recognized when received and are included in other income.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2005
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2005 and 2004, the Fund paid interest of $1,908,441 and $745,933, respectively.

Recently Issued Accounting Pronouncements

The Fund accounts for its derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies and amends SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents and includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues.

Transfers of Financial Assets

In connection with establishing its revolving line of credit with WestLB AG, the Fund formed a bankruptcy remote special purpose entity (LEAF Fund I LLC) through which the financing is arranged. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Fund’s transfers of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.

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

NOTE 3 – RESTRICTED CASH

Restricted Cash as of June 30, 2005 and December 31, 2004 includes cash being held in reserve by the Fund’s lenders.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2005
(Unaudited)

NOTE 4 – DUE FROM LOCKBOX

Customer payments are deposited into a lockbox shared with our General Partner and other partnerships serviced by our General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst our General Partner, the other partnerships and their respective lenders. Amounts recorded as due from lockbox on the accompanying Consolidated Balance Sheet, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to our bank account.

NOTE 5 – INVESTMENT IN DIRECT FINANCING LEASES AND NOTES

The Fund’s direct financing leases are for initial lease terms ranging from 12 to 85 months. The interest rates on notes receivable range from 7% to 21%. As of June 30, 2005 and December 31, 2004, 23% and 14% of leased equipment, respectively, was located in California.

	June 30,	December 31,
	2005	2004

		(Audited)
Direct financing leases	$84,715,488	$51,340,412
Notes receivable	5,367,040	1,810,247

	$90,082,528	$53,150,659

The components of the net investment in direct financing leases as of June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004

		(Audited)
Total future minimum lease payments	$96,996,248	$58,892,148
Unearned rental income	(11,839,357)	(7,401,200)
Residuals, net of unearned residual income	715,246	401,166
Security deposits	(855,074)	(431,702)

	85,017,063	51,460,412
Allowance for possible losses	(301,575)	(120,000)

	$84,715,488	$51,340,412

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2005
(Unaudited)

NOTE 5 – INVESTMENT IN DIRECT FINANCING LEASES AND NOTES – (Continued)

The following is a summary of the Fund’s allowance for possible losses for the periods indicated:

	For the Six Months Ended June 30,

	2005	2004

Allowance for possible losses, beginning of period	$120,000	$5,000
Provision for credit losses	553,235	40,000
Net write-offs	(371,660)	–

Allowance for possible losses, end of period	$301,575	$45,000

The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing leases, notes and operating leases at June 30, 2005 are as follows:

Periods Ending	Direct
June 30,	Financing Leases	Notes	Operating Leases	Total

2006	$33,500,517	$1,426,158	$948,490	$35,875,165
2007	27,369,423	1,258,681	654,328	29,282,432
2008	19,227,132	997,634	315,551	20,540,317
2009	11,530,366	671,079	144,337	12,345,782
2010	3,844,814	490,775	85,347	4,420,936
Thereafter	1,523,996	522,713	–	2,046,709

	$96,996,248	$5,367,040	$2,148,053	$104,511,341

NOTE 6 – OTHER ASSETS

As of June 30, 2005 and December 31, 2004, other assets include $721,739 and $794,416, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2005
(Unaudited)

NOTE 7– DEBT

The table below summarizes the Fund’s debt at June 30, 2005 and December 31, 2004 as follows:

	June 30,	December 31,
	2005	2004

Sovereign Bank, revolving warehouse line of credit, with an aggregate borrowing limit of $10 million collateralized by specific finance receivables and related equipment. Interest on this facility is calculated at LIBOR plus 2.5% per annum (5.84% at June 30, 2005). Interest and principal are due monthly. The line expires in August 2005.	$2,413,770	$3,436,872

WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into a interest rate swap agreements. The interest rate swap agreements terminate January 20, 2012. The interest rate swap agreements fix the interest rate on this facility to a weighted average of 5.17%. Interest and principal are due as payments are received under the financings. The line of credit is renewable for one year periods on December 30, 2005, 2006 and 2007.	65,914,461	23,258,244

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 8% after security deposit. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of June 10, 2010	8,874,593	12,017,788

OFC Capital, a division of OFC Servicing Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of February 15, 2009	10,442,660	12,748,767

Total outstanding debt	$87,645,484	$51,461,671

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2005
(Unaudited)

NOTE 7– DEBT – (Continued)

The debt maturity for each of the succeeding twelve month periods ending June 30 and thereafter, is as follows:

2006	$34,040,512
2007	22,490,887
2008	16,297,190
2009	10,057,002
2010	3,980,731
Thereafter	779,162

$87,645,484

NOTE 8 – DERIVATIVE INSTRUMENTS

The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes us to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through warehouse facilities are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise which in turn will increase the Fund’s borrowing costs. In addition, when the Fund originates assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

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

Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Fund measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133/138/149 is recognized in the income statement.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will exceed the benefits.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2005
(Unaudited)

NOTE 8 – DERIVATIVE INSTRUMENTS – (Continued)

At June 30, 2005 and December 31, 2004 the Fund had an unrealized loss of $106,877 and an unrealized loss of $52,141, respectively, which is included in accumulated other comprehensive loss. The Fund recognized no gain or loss during the three months ended June 30, 2005 for hedge ineffectiveness. Assuming market rates remain constant with the rates of June 30, 2005, $106,877 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

NOTE 9 – TRANSACTIONS WITH AFFILIATES

The General Partner receives an acquisition fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is equal to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment financing.

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

The General Partner and its affiliate, Anthem Securities, Inc. (“Anthem Securities”), an indirect subsidiary of Resource America, Inc. at the time, received an organization and offering expense allowance of 3% of the offering proceeds and an underwriting fee of 2% of the offering proceeds raised. These charges were recorded by the Fund as offering costs incurred for the sale of limited partnership units on the Statement of Partners’ Capital.

Anthem Securities, Inc. received underwriting fees of 2% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold units during the offering period.

The General Partner receives a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the Limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the six months ended June 30, 2005 and 2004.

The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the six months ended June 30, 2005 and 2004.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2005
(Unaudited)

NOTE 9 – TRANSACTIONS WITH AFFILIATES – (Continued)

The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Organization and offering expenses	$–	$54,319	$–	$85,845
Underwriting fees	–	179,256	–	284,108
Acquisition fees	158,433	221,887	1,049,736	327,936
Asset management fees	224,101	64,952	378,339	145,292
Reimbursable expenses	207,528	61,632	347,787	278,147

Due to related parties, net as of June 30, 2005 and December 31, 2004 represents net monies due to the General Partner for management fees, reimbursed expenses and other advances not yet paid.

NOTE 10 – ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

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

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Fund, only include changes in the fair value of unrealized hedging gains and losses. Comprehensive loss for the six month period ended June 30, 2004, only includes net loss.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2005
(Unaudited)

NOTE 12 – NET LOSS PER LIMITED PARTNERSHIP UNIT

Net loss per limited partnership unit is computed by dividing net loss allocated to the Fund’s limited partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic loss per limited partnership unit equals dilutive net loss per limited partnership unit because there are no potential dilutive units.

Back to Index

ITEM 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption “Risks Inherent In Our Business,” in our annual report on Form 10-K for 2004. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

We are a Delaware limited partnership formed on January 31, 2002. On June 30, 2004, our General Partner, LEAF Asset Management, Inc., merged into its parent, LEAF Financial Corporation. Consequently, our General Partner is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. a publicly-traded company (Nasdaq: REXI) operating in the real estate, financial services and equipment financing sectors.

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

Our leases consist of both direct financing and operating leases which are recorded in accordance with generally accepted accounting principles in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the effective interest method. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the undepreciated cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a scheduled payment due is 90 days or more delinquent, the financing is classified as being on non-accrual and we do not recognize interest or rental income on that financing until the financing becomes less than 90 days delinquent.

Back to Index

We commenced operations on March 3, 2003. As of June 30, 2005, our portfolio contained 2,409 equipment leases with 2,243 individual end users in 50 states. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of June 30, 2005, we had net investment of $2,231,084 in equipment under operating leases and a net investment of $90,082,528 in direct financing leases and notes for a total investment in lease assets of $92,313,612. Our average original equipment cost per equipment finance transaction was $48,977. As of June 30, 2005, the weighted average initial term of a lease was 47 months.

The following schedules detail the types, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of June 30, 2005 and December 31, 2004 (dollars in thousands):

Direct Financing Leases and Notes

	June 30, 2005			December 31, 2004

Type of Equipment	Net		Type of Equipment	Net
	Investment	Percentage		Investment	Percentage

Industrial Equipment	$26,915	29.9%	Medical Equipment	$13,656	25.6%
Medical Equipment	20,333	22.5	Industrial Equipment	11,184	21.0
Office Equipment	11,582	12.8	Computers	8,289	15.6
Computers	9,963	11.0	Software	4,705	8.8
Software	5,347	5.9	Office Equipment	4,305	8.1
Garment Care	4,438	4.9	Garment Care	3,916	7.4
Restaurant Equipment	3,793	4.2	Communications	2,612	4.9
Building systems	3,639	4.0	Building systems	2,260	4.2
Communications	3,028	3.3	Restaurant Equipment	1,892	3.6
Agriculture	1,346	1.5	Agriculture	452	0.8

	$90,384	100.0%		$53,271	100.0%

Operating Leases

	June 30, 2005			December 31, 2004

Type of Equipment	Net		Type of Equipment	Net
	Investment	Percentage		Investment	Percentage

Computers	$736	32.9%	Computers	$762	48.5%
Office Equipment	555	24.9	Office Equipment	473	30.1
Industrial Equipment	413	18.5	Communications	272	17.3
Communications	371	16.7	Software	36	2.3
Medical Equipment	124	5.6	Industrial Equipment	15	1.0
Software	30	1.3	Medical Equipment	9	0.6
Restaurant Equipment	2	0.1	Restaurant Equipment	3	0.2

	$2,231	100.0%		$1,570	100.0%

Back to Index

The following schedules provide information about the types of businesses we finance. The business type is grouped by standard industrial classification as of June 30, 2005 and December 31, 2004 (dollars in thousands):

Direct Financing Leases and Notes

	June 30, 2005			December 31, 2004

Type of Business	Net		Type of Business	Net
	Investment	Percentage		Investment	Percentage

Services	$46,801	51.7%	Services	$33,412	62.7%
Manufacturing	11,214	12.4	Manufacturing	5,775	10.9
Retail Trade	10,161	11.2	Retail Trade	5,549	10.4
Construction	4,958	5.5	Finance/Insurance/ Real Estate	2,506	4.7
Transportation/Communication/ Energy	4,931	5.5	Transportation/Communication/Energy	1,993	3.7
Finance/Insurance/Real Estate	4,174	4.6	Wholesale Trade	1,991	3.7
Wholesale Trade	3,887	4.3	Construction	1,482	2.8
Agriculture	2,848	3.2	Public Administration	534	1.0
Public Administration	1,353	1.5	Mining	29	0.1
Mining	57	0.1

	$90,384	100.0%		$53,271	100.0%

Operating Leases

	June 30, 2005			December 31, 2004

Type of Business	Net		Type of Business	Net
	Investment	Percentage		Investment	Percentage

Services	$1,010	45.4%	Services	$862	54.9%
Construction	491	22.0	Wholesale Trade	266	16.9
Wholesale Trade	255	11.4	Manufacturing	175	11.1
Manufacturing	180	8.1	Transportation/Communication/Energy	104	6.7
Transportation/Communication/Energy	139	6.2	Finance/Insurance/Real Estate	96	6.1
Finance/Insurance/Real Estate	118	5.3	Construction	52	3.3
Public Administration	16	0.7	Mining	8	0.5
Retail Trade	14	0.6	Public Administration	4	0.3
Mining	8	0.3	Retail Trade	3	0.2

	$2,231	100.0%		$1,570	100.0%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar finance assets. As of June 30, 2005, our credit evaluation indicated the need for an allowance for possible losses of our finance assets of $301,575.

We utilize debt facilities in addition to equity to fund the acquisitions of lease portfolios. As of June 30, 2005, our outstanding debt was $87,645,484.

Back to Index

Results of Operations

Three month period ended June 30, 2005 compared to the three month period ended June 30, 2004.

Our interest and rental income increased to $2,054,539 for the three month period ended June 30, 2005 as compared to $655,559 in the three month period ended June 30, 2004, an increase of $1,398,980 (213%). This increase is attributable to our increase in finance assets. Total finance assets increased to $92,313,612 at June 30, 2005 as compared to $36,746,158 at June 30, 2004, an increase of $55,567,454 (151%). The proceeds from our WestLB line of credit allowed us to acquire more leases from our General Partner. Interest expense increased to $1,240,338 for the three month period ended June 30, 2005 as compared to $392,396 for the three month period ended June 30, 2004, an increase of $847,942 (216%) due to our increase in debt incurred to acquire equipment subject to leases. Debt was $87,645,484 at June 30, 2005 as compared to $30,796,840 at June 30, 2004, an increase of $56,848,644 (185%). As our lease portfolio grows and we incur additional debt, interest expense will increase in future periods. Our provision for credit losses increased to $312,785 for the three month period ended June 30, 2005 as compared to $56,159 for the three month period ended June 30, 2004, an increase of $256,626 (457%). Our allowance for possible losses is primarily based on factors, which include the historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and portfolio characteristics. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Our projection of possible losses is by nature uncertain due to trends in the economy, portfolio characteristics and other factors that could effect our performance. Total operating expenses increased to $799,916 for the three month period ended June 30, 2005 as compared to $219,172 for the three month period ended June 30, 2004, an increase of $580,744 (265%). This increase was primarily due to increases in management fees and administrative expenses paid to our General Partner as well as an increase in depreciation expense. Administrative expenses reimbursed to our General Partner increased to $207,528 for the three month period ended June 30, 2005 as compared to $61,632 for the three month period ended June 30, 2004, an increase of $145,896 (237%). This increase is attributable to our increase in lease assets. Management fees increased to $224,101 for the three month period ended June 30, 2005 as compared to $64,952 for the three month period ended June 30, 2004, an increase of $159,149 (245%). This increase is directly attributable to our growth in lease assets because management fees are based on percentage of customer payments received. Depreciation expense from operating leases increased to $216,166 for the three month period ended June 30, 2005 as compared to $48,799 for the three month period ended June 30, 2004, an increase of $167,367 (343%). Depreciation expense grew due to an increase in assets subject to operating leases.

Our net (loss) income for the three months ended June 30, 2005 and 2004 was $(214,133) and $8,604, respectively. The loss per limited partnership unit, after the loss allocated to our General Partner for the three month period ended June 30, 2005 was $(1.23) based on a weighted average number of limited partnership units outstanding of 171,746. However, income before depreciation, amortization, and increases in the allowance for credit losses for the three month period ended June 30, 2005 and 2004, was $93,072 and $105,222, respectively.

Six month period ended June 30, 2005 compared to the six month period ended June 30, 2004.

Our interest and rental income increased to $3,492,262 for the six month period ended June 30, 2005 as compared to $1,267,608 in the six month period ended June 30, 2004 an increase of $2,224,654 (175%). This increase is attributable to our increase in finance assets. Total finance assets increased to $92,313,612 at June 30, 2005 as compared to $36,746,158 at June 30, 2004, an increase of $55,567,454 (151%). The proceeds from the sale of limited partnership units and additional lines of credit allowed us to acquire more leases from our General Partner. Interest expense increased to $2,073,131 for the six month period ended June 30, 2005 as compared to $766,612 for the six month period ended June 30, 2004, an increase of $1,306,519 (170%) due to our increase in debt incurred to acquire equipment subject to leases. Debt was $87,645,484 at June 30, 2005 as compared to $30,796,840 at June 30, 2004, an increase of $56,848,644 (185%). As our lease portfolio grows and we incur additional debt, interest expense will increase in future periods. Our provision for credit losses increased to $553,235 for the six month period ended June 30, 2005 as compared to $66,159 for the six month period ended June 30, 2004, an increase of $487,076 (736%). As our portfolio grows, our provision for credit losses will also grow. Total operating expenses increased to $1,402,174 for the six month period ended June 30, 2005 as compared to $613,536 for the six month period ended June 30, 2004, an increase of $788,638 (129%). This increase was primarily due to increases in general and administrative expenses, management fees paid to our General Partner as well as an increase in depreciation expense. General and administrative expenses increased to $257,360 for the six month period ended June 30, 2005 as compared to $ 87,785, an increase of $169,575 (193%). Management fees increased to $378,339 for the six month period ended June 30, 2005 as compared to $145,292 for the six month period ended June 30, 2004, an increase of $233,047 (160%). This increase is directly attributable to our growth in lease assets because management fees are based on a percentage of customer payments received. Depreciation expense from operating leases increased to $418,688 for the six month period ended June 30, 2005 as compared to $102,312 for the six month period ended June 30, 2004, an increase of $316,376 (309%). Depreciation expense grew due to an increase in assets subject to operating leases.

Back to Index

Our net loss for the six months ended June 30, 2005 and 2004 was $379,537 and $83,984, respectively. The income per limited partnership unit, after the loss allocated to our General Partner for the six month period ended June 30, 2005 was $2.19 based on a weighted average number of limited partnership units outstanding of 171,746. However, income before depreciation, amortization, and increases in the allowance for credit losses for the six month period ended June 30, 2005 and 2004, was $303,350 and $84,096, respectively.

Partners’ distributions paid for the six month periods ended June 30, 2005 and June 30, 2004 were $692,031 and $417,580, respectively.

Liquidity and Capital Resources

Our major sources of liquidity is cash generated from our financings and our bank line of credit.

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in equipment financings and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through our credit facilities.

The following table sets forth our sources and uses of cash for the periods indicated:

	For the Six Month Periods Ended June 30,

	2005	2004

Net cash used in operating activities	$(347,194)	$(175,916)
Net cash used in investing activities	(38,570,527)	(12,303,901)
Net cash provided by financing activities	40,707,940	12,756,319

Increase in cash	$1,790,219	$276,502

Our liquidity is affected by our ability to leverage our portfolio through expansion of credit facilities. Our increase in our debt to equity ratio, to seven to one at June 30, 2005 from four to one at December 31, 2004, reflects the additional borrowings under our WestLB line of credit that we entered into in December 2004. We would expect that our leverage ratio will remain in the seven to one range as we become fully invested under our lines of credit. In addition, changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it.

Back to Index

In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of June 30, 2005, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, default could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that our WestLB line of credit is not renewed in December 2005, we expect to obtain an alternative credit facility with comparable terms.

Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. At June 30, 2005, our credit evaluation indicated the need for an allowance for possible losses of $301,575. As our lease portfolio increases, we anticipate the allowance for possible losses will increase.

Net cash used in operations for the six month period ended June 30, 2005 was $347,194 as compared to cash used by operations of $175,916 for the six month period ended June 30, 2004 a decrease of $171,278 (97%). This decrease is primarily related to the payment of monies owed to our General Partner for purchases of lease portfolios in December 2004 which were paid in January 2005.

Net cash flows used in investing activities for the six month period ended June 30, 2005 was $38,570,527 as compared to $12,303,901 for the six month period ended June 30, 2004, an increase of $26,266,626 (213%). This increase is attributable to the increase in investment in leased assets of $36,069,588 which is offset by proceeds received from financings. The expansion of our credit facilities allowed us to increase its investment in equipment finance portfolios.

Net cash provided by financing activities for the six month period ended June 30, 2005 was $40,707,940. This was primarily due to debt proceeds of $71,506,185 used to acquire lease portfolios (reduced by repayment of debt of $35,322,372). The increase in borrowings is due to the expansion of our credit facilities in 2005.

ITEM 3. – Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2005, our outstanding debt totaled $87,645,484, which consists of fixed rate debt of $19,317,253 and variable rate debt of $68,328,231. Our variable rate debt consists of $65,914,461 with WestLB AG and $2,413,770 with Sovereign Bank. To mitigate interest rate risk on the WestLB AG debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.17%. The interest rate on the Sovereign facility is calculated at LIBOR plus 2% per annum. The weighted average interest rate for this facility was 5.33% for the six months ended June 30, 2005. Holding all variables constant, if interest rates hypothetically increased or decreased by 10%, our net loss would change by approximately $19,000.

Back to Index

ITEM 4. – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2005 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

Back to Index

PART II – OTHER INFORMATION

ITEM 6. – Exhibits.

Exhibit No.		Description

3.1	(1)	Amended and Restated Agreement of Limited Partnership
3.2	(2)	Certificate of Limited Partnership
4.1	(2)	Forms of letters sent to limited partners confirming their investment
31.1		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1		Section 1350 Certifications of Chief Executive Officer
32.2		Section 1350 Certifications of Chief Financial Officer

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

August 15, 2005	/s/ Crit DeMent

CRIT DEMENT
Chairman and Chief Executive Officer
of the General Partner

August 15, 2005	/s/ Robert K. Moskovitz

ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer
of the General Partner