Form 10-Q
period 2005-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2005-11-14
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

LEASE EQUITY APPRECIATION FUND I, L.P.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		PAGE

PART I	FINANCIAL INFORMATION (Unaudited)

Item 1.	Financial Statements
	Consolidated Balance Sheets - September 30, 2005 and December 31, 2004 (Audited)	3
	Consolidated Statements of Operations Three and Nine Months Ended September 30, 2005 and 2004	4
	Consolidated Statement of Partners’ Capital and Comprehensive Income (Loss) For the Nine Months Ended September 30, 2005	5
	Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2005 and 2004	6
	Notes to Consolidated Financial Statements - September 30, 2005	7 - 17
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 24
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24
ITEM 4.	Controls and Procedures	24

PART II	OTHER INFORMATION
ITEM 6.	Exhibits	25

SIGNATURES		25

PART I. − FINANCIAL INFORMATION

Item 1. − Financial Statements

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Cash	$3,382,485	$2,310,880
Restricted cash	2,364,458	7,642,227
Due from lockbox	795,098	531,558
Accounts receivable	134,971	56,837
Direct financing leases and notes, net	82,632,326	53,150,659
Equipment under operating leases, net of accumulated depreciation of $941,320 and $316,084	2,021,367	1,569,754
Fair value of interest rate swap	475,856	−
Other assets	1,107,129	836,441
	$92,913,690	$66,098,356

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$80,178,036	$51,461,671
Accounts payable and accrued expenses	485,728	840,118
Due to related parties, net	541,932	955,361
Fair value of interest rate swap	−	52,141
Total liabilities	81,205,696	53,309,291
Partners’ Capital	11,707,994	12,789,065
	$92,913,690	$66,098,356

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and rental income	$1,952,446	$1,083,834	$5,444,708	$2,351,441
Interest expense	1,201,831	524,750	3,274,962	1,291,362
Net interest and rental income	750,615	559,084	2,169,746	1,060,079
Provision for credit losses	446,693	193,741	999,928	259,900
	303,922	365,343	1,169,818	800,179
Other income	171,646	22,635	328,387	117,352
Operating income	475,568	387,978	1,498,205	917,531

Administration expense reimbursed to related party	103,858	77,489	451,645	355,636
General and administrative	131,553	124,496	388,913	212,279
Management fee to related party	218,124	115,661	596,463	260,955
Depreciation	209,717	191,044	628,405	293,355
	663,252	508,690	2,065,426	1,122,225
Net loss	$(187,684)	$(120,712)	$(567,221)	$(204,694)

Weighted average number of limited partnership units outstanding during the period	171,746	157,499	171,746	124,695
Net loss per weighted average limited partnership unit	$(1.08)	$(0.76)	$(3.27)	$(1.63)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income (Loss)
	Amount	Units	Amount	Income (Loss)	Total	Total
Balance, January 1, 2005	$(20,021)	171,746	$12,861,227	$(52,141)	$12,789,065
Cash distributions	(10,418)	-	(1,031,429)	−	(1,041,847)
Net loss	(5,672)	-	(561,549)	−	(567,221)	$(567,221)
Unrealized gain on hedging derivative	−	−	−	527,997	527,997	527,997
Balance, September 30, 2005	$(36,111)	171,746	$11,268,249	$475,856	$11,707,994	$(39,224)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(567,221)	$(204,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment and lease dispositions, net	(58,249)	(46,549)
Depreciation	628,405	293,355
Amortization of deferred financing costs	114,698	32,865
Increase in provision for credit losses	999,928	259,900
(Increase) decrease in accounts receivable	(78,134)	54,703
Increase in other assets	(375,519)	(370,163)
Decrease in accounts payable and accrued expenses	(354,390)	(111,758)
(Increase) decrease in due from lockbox	(263,540)	46,688
(Decrease) increase in amounts due to related parties, net	(413,429)	186,056
Net cash (used in) provided by operating activities	(367,451)	140,403
Cash flows from investing activities:
Acquisition of equipment under operating leases	(1,080,018)	(1,202,856)
Investment in direct financing leases and notes	(52,620,474)	(28,357,884)
Proceeds from direct financing leases and notes, net of earned income	21,783,281	7,721,941
Security deposits received, net	413,847	395,612
Net cash used in investing activities	(31,503,364)	(21,443,187)
Cash flows from financing activities:
Decrease in restricted cash	5,277,769	−
Increase in deferred financing costs	(9,867)	(95,834)
Proceeds from debt	72,831,858	29,838,901
Repayment of debt	(44,115,493)	(13,154,010)
Limited partners’ capital contribution	−	7,300,147
Partners’ distributions paid	(1,041,847)	(445,087)
Payment of offering costs incurred for the sale of partnership units	−	(935,940)
Net cash provided by financing activities	32,942,420	22,508,177
Increase in cash	1,071,605	1,205,393
Cash, beginning of period	2,310,880	1,030,394
Cash, end of period	$3,382,485	$2,235,787

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund I, L.P. (“Fund”), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation, a Delaware corporation (“General Partner”). The General Partner is a wholly owned subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. is a publicly traded company (Nasdaq: REXI) operating in the real estate, finance fund management and equipment financing sectors. As of August 15, 2004, the date our offering period terminated, we had raised $17,060,772 through the sale of 171,746 limited partner units.

The Fund seeks to acquire a diversified portfolio of equipment to finance to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily its’ General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

As of September 30, 2005 and December 31, 2004, in addition to its 1% General Partner interest, the General Partner also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Limited Partnership Agreement (the “Partnership Agreement”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the September 30, 2004 consolidated financial statements to conform to the September 30, 2005 presentation.

Classification

Management believes that, consistent with the financial statement presentation of other equipment finance companies, it is more appropriate to present the Fund’s consolidated balance sheet on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2005
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

The Fund reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded if the carrying amounts of the asset exceeds their estimated fair values.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of September 30, 2005, the Fund had deposits at three banks totaling $3,501,073, of which $3,201,073 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2005
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

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the nine month periods ended September 30, 2005 and 2004.

Fees from delinquent payments are recognized when received and are included in other income.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2005 and 2004, the Fund paid interest of $3,123,569 and $1,236,384, respectively.

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

NOTE 3 - RESTRICTED CASH

Restricted Cash as of September 30, 2005 and December 31, 2004 includes cash being held in reserve by the Fund’s lenders.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2005
(Unaudited)

NOTE 4 − DUE FROM LOCKBOX

Customer payments are deposited into a lockbox shared with our General Partner and other entities serviced by our General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst our General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying Consolidated Balance Sheet, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

NOTE 5 - INVESTMENT IN DIRECT FINANCING LEASES AND NOTES

The Fund’s direct financing leases are for initial lease terms ranging from 2 to 87 months. The interest rates on notes receivable range from 7% to 21%. As of September 30, 2005 and December 31, 2004, 23% and 14% of leased equipment, respectively, was located in California.

	September 30,	December 31,
	2005	2004
		(Audited)
Direct financing leases	$76,761,919	$51,340,412
Notes receivable	5,870,407	1,810,247
	$82,632,326	$53,150,659

The components of the net investment in direct financing leases as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
		(Audited)
Total future minimum lease payments	$87,300,381	$58,892,148
Unearned rental income	(10,084,310)	(7,401,200)
Residuals, net of unearned residual income	693,473	401,166
Security deposits	(826,050)	(431,702)
	77,083,494	51,460,412
Allowance for possible losses	(321,575)	(120,000)
	$76,761,919	$51,340,412

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2005
(Unaudited)

NOTE 5 - INVESTMENT IN DIRECT FINANCING LEASES AND NOTES − (Continued)

The following is a summary of the Fund’s allowance for possible losses for the periods indicated:

	For the Nine Months Ended September 30,
	2005	2004
Allowance for possible losses, beginning of period	$120,000	$5,000
Provision for credit losses	999,928	259,900
Net write-offs	(798,353)	(189,900)
Allowance for possible losses, end of period	$321,575	$75,000

The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing leases, notes and operating leases at September 30, 2005 are as follows:

Periods Ending September 30,	Direct Financing Leases	Notes	Operating Leases	Total
2006	$32,732,257	$226,661	$929,268	$33,888,186
2007	25,353,193	2,036,191	590,736	27,980,120
2008	16,989,535	1,346,100	254,886	18,590,521
2009	9,561,518	990,012	122,237	10,673,767
2010	2,383,646	667,355	23,442	3,074,443
Thereafter	280,232	604,088	−	884,320
	$87,300,381	$5,870,407	$1,920,569	$95,091,357

NOTE 6 − OTHER ASSETS

As of September 30, 2005 and December 31, 2004, other assets include $692,084 and $794,416, respectively, of unamortized deferred financing costs, which are being amortized over the terms of the related debt. Accumulated amortization as of September 30, 2005 and December 31, 2004 is $181,862 and $67,164, respectively.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2005
(Unaudited)

NOTE 7 - DEBT

The table below summarizes the Fund’s debt at September 30, 2005 and December 31, 2004 as follows:

	September 30,	December 31,
	2005	2004
Sovereign Bank, revolving warehouse line of credit, with an aggregate borrowing limit of $3 million collateralized by specific finance receivables and related equipment. Interest on this facility is calculated at LIBOR plus 2% per annum (5.86% at September 30, 2005). Interest and principal are due monthly. The line expires in June 30, 2006.	$1,844,766	$3,436,872

WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75 million collateralized by specific lease and note receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate May 20, 2012. The interest rate swap agreements fix the interest rate on this facility to a weighted average of 5.17%. Interest and principal are due as payments are received under the financings. The line of credit is renewable for one year periods on December 30, 2005, 2006 and 2007.
	61,205,805	23,258,244

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 8% after security deposit. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of June 10, 2010.	7,794,562	12,017,788

OFC Capital, a division of OFC Servicing Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of February 15, 2009.	9,332,903	12,748,767
Total outstanding debt	$80,178,036	$51,461,671

   As of September 30, 2005, the Fund is in compliance with all loan covenants or they have been waived by the lender.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2005
(Unaudited)

NOTE 7 - DEBT − (Continued)

The debt maturity for each of the succeeding twelve month periods ending September 30 and thereafter, is as follows:

2006	$28,908,142
2007	22,342,297
2008	15,659,707
2009	9,419,856
2010	2,978,446
Thereafter	869,588
$80,178,036

NOTE 8 - DERIVATIVE INSTRUMENTS

The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through warehouse facilities are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise which in turn will increase the Fund’s borrowing costs. In addition, when the Fund originates assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2005
(Unaudited)

NOTE 8 - DERIVATIVE INSTRUMENTS − (Continued)

At September 30, 2005 and December 31, 2004 the Fund had an unrealized gain of $475,856 and an unrealized loss of $52,141, respectively, which is included in accumulated other comprehensive income (loss). The Fund recognized no gain or loss during the nine months ended September 30, 2005 for hedge ineffectiveness. Assuming market rates remain constant with the rates of September 30, 2005, $160,000 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

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

The General Partner and its former affiliate, Anthem Securities, Inc. (“Anthem Securities”), an indirect subsidiary of Resource America, Inc. at the time, received an organization and offering expense allowance of 3% of the offering proceeds and an underwriting fee of 2% of the offering proceeds raised. These charges were recorded by the Fund as offering costs incurred for the sale of limited partnership units on the Statement of Partners’ Capital.

Anthem Securities, Inc. received underwriting fees of 2% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold units during the offering period.

The General Partner receives a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the Limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the nine months ended September 30, 2005 and 2004.

The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the nine months ended September 30, 2005 and 2004.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2005
(Unaudited)

NOTE 9 - TRANSACTIONS WITH AFFILIATES - (Continued)

The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended September 30, 2005 and 2004:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		2005	2004		2005	2004
Organization and offering expenses	$	−	$141,499	$	−	$227,334
Underwriting fees		−	81,757		−	138,221
Acquisition fees		24,274	290,484		1,074,010	618,420
Asset management fees		218,124	115,661		596,463	260,955
Reimbursable expenses		103,858	77,489		451,645	355,636

Due to related parties, net as of September 30, 2005 and December 31, 2004 represents net monies due to the General Partner for management fees, reimbursed expenses and other advances not yet paid.

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

NOTE 11 − COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Fund, only include changes in the fair value of unrealized hedging gains and losses. Comprehensive loss for the nine month period ended September 30, 2004, only includes net loss.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2005
(Unaudited)

NOTE 12 − NET LOSS PER LIMITED PARTNERSHIP UNIT

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

ITEM 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Form 10-Q, the words “believes”“anticipates,”“expects” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption “Risks Inherent In Our Business,” in our annual report on Form 10-K for 2004.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

We are a Delaware limited partnership formed on January 31, 2002. On September 30, 2004, our General Partner, LEAF Asset Management, Inc., merged into its parent, LEAF Financial Corporation. Consequently, our General Partner is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. a publicly-traded company (Nasdaq: REXI) operating in the real estate, finance fund management and equipment financing sectors.

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

We commenced operations on March 3, 2003. As of September 30, 2005, our portfolio contained 2,327 equipment leases with 2,169 individual end users in 50 states. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of September 30, 2005, we had net investment of $2,021,367 in equipment under operating leases net of accumulated depreciation and a net investment of $82,632,326 in direct financing leases and notes for a total investment in lease assets of $84,653,693. Our average original equipment cost per equipment finance transaction was $50,288. As of September 30, 2005, the weighted average initial term of a lease was 48 months.

The following schedules detail the types, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of September 30, 2005 and December 31, 2004 (dollars in thousands):

Direct Financing Leases and Notes

	September 30, 2005				December 31, 2004
Type of Equipment	Net Investment	Percentage		Type of Equipment	Net Investment	Percentage
Industrial Equipment	$24,947	30.1.	%	Medical Equipment	$13,656	25.6%
Medical Equipment	19,115	23.0		Industrial Equipment	11,184	21.0
Office Equipment	10,461	12.6		Computers	8,289	15.6
Computers	9,094	11.0		Software	4,705	8.8
Software	4,781	5.8		Office Equipment	4,305	8.1
Garment Care	3,933	4.7		Garment Care	3,916	7.4
Restaurant Equipment	3,416	4.1		Communications	2,612	4.9
Building systems	3,265	3.9		Building systems	2,260	4.2
Communications	2,722	3.3		Restaurant Equipment	1,892	3.6
Agriculture	1,220	1.5		Agriculture	452	0.8
	$82,954	100.0%			$53,271	100.0%

Operating Leases

	September 30, 2005			December 31, 2004
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Computers	$628	31.1%	Computers	$762	48.5%
Office Equipment	551	27.3	Office Equipment	473	30.1
Industrial Equipment	397	19.6	Communications	272	17.3
Communications	352	17.4	Software	36	2.3
Medical Equipment	68	3.4	Industrial Equipment	15	1.0
Software	23	1.1	Medical Equipment	9	0.6
Restaurant Equipment	2	0.1	Restaurant Equipment	3	0.2
	$2,021	100.0%		$1,570	100.0%

The following schedules provide information about the types of businesses we finance. The business type is grouped by standard industrial classification as of September 30, 2005 and December 31, 2004 (dollars in thousands):

Direct Financing Leases and Notes

	September 30, 2005			December 31, 2004
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$44,118	53.2%	Services	$33,412	62.7%
Manufacturing	10,025	12.1	Manufacturing	5,775	10.9
Retail Trade	9,060	10.9	Retail Trade	5,549	10.4
Construction	4,453	5.4	Finance/Insurance/Real Estate	2,506	4.7
Transportation/Communication/Energy	4,365	5.2	Transportation/Communication/Energy	1,993	3.7
Finance/Insurance/Real Estate	3,567	4.3	Wholesale Trade	1,991	3.7
Wholesale Trade	3,470	4.2	Construction	1,482	2.8
Agriculture	2,612	3.1	Public Administration	534	1.0
Public Administration	1,232	1.5	Mining	29	0.1
Mining	52.1
	$82,954	100.0%		$53,271	100.0%

Operating Leases

	September 30, 2005			December 31, 2004
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$895	44.3%	Services	$862	54.9%
Construction	471	23.4	Wholesale Trade	266	16.9
Wholesale Trade	226	11.2	Manufacturing	175	11.1
Manufacturing	158	7.8	Transportation/Communication/Energy	104	6.7
Transportation/Communication/Energy	127	6.3	Finance/Insurance/Real Estate	96	6.1
Finance/Insurance/Real Estate	109	5.4	Construction	52	3.3
Public Administration	15.7		Mining	8	0.5
Retail Trade	13.6		Public Administration	4	0.3
Mining	7.3		Retail Trade	3	0.2
	$2,021	100.0%		$1,570	100.0%

In evaluating our allowance for possible losses on financed assets, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar finance assets. As of September 30, 2005, our credit evaluation indicated the need for an allowance for possible losses of our finance assets of $321,575.

We utilize debt facilities in addition to equity to fund the acquisitions of lease portfolios. As of September 30, 2005, our outstanding debt was $80,178,036.

Results of Operations

Three month period ended September 30, 2005 compared to the three month period ended September 30, 2004.

Our interest and rental income increased to $1,952,446 for the three month period ended September 30, 2005 as compared to $1,083,834 in the three month period ended September 30, 2004, an increase of $868,612 (80%). This increase is attributable to our increase in equipment finance assets. Total equipment finance assets increased to $84,653,693 at September 30, 2005 as compared to $47,616,360 at September 30, 2004, an increase of $37,037,333 (78%). The proceeds from our WestLB line of credit allowed us to acquire more leases from our General Partner. Interest expense increased to $1,201,831 for the three month period ended September 30, 2005 as compared to $524,750 for the three month period ended September 30, 2004, an increase of $677,081 (129%) due to our increase in debt incurred to acquire equipment subject to leases. Debt was $80,178,036 at September 30, 2005 as compared to $37,071,293 at September 30, 2004, an increase of $43,106,743 (116%). As our lease portfolio grows and we incur additional debt, interest expense will increase in future periods. Our provision for credit losses increased to $446,693 for the three month period ended September 30, 2005 as compared to $193,741 for the three month period ended September 30, 2004, an increase of $253,952 (131%). Our allowance for possible losses is primarily based on factors, which include the historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and portfolio characteristics. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Our projection of possible losses is by nature uncertain due to trends in the economy, portfolio characteristics and other factors that could effect our performance. Total operating expenses increased to $663,252 for the three month period ended September 30, 2005 as compared to $508,690 for the three month period ended September 30, 2004, an increase of $154,562 (30%). This increase was primarily due to increases in management fees and administrative expenses paid to our General Partner as well as an increase in depreciation expense. Administrative expenses reimbursed to our General Partner increased to $103,858 for the three month period ended September 30, 2005 as compared to $77,489 for the three month period ended September 30, 2004, an increase of $26,369 (34%). This increase is attributable to our increase in equipment finance assets. Management fees increased to $218,124 for the three month period ended September 30, 2005 as compared to $115,661 for the three month period ended September 30, 2004, an increase of $102,463 (89%). This increase is directly attributable to our growth in lease assets because management fees are based on a percentage of customer payments received. Depreciation expense from operating leases increased to $209,717 for the three month period ended September 30, 2005 as compared to $191,044 for the three month period ended September 30, 2004, an increase of $18,673 (10%). Depreciation expense grew due to an increase in assets subject to operating leases.

Our net loss for the three months ended September 30, 2005 and 2004 was $187,684 and $120,712, respectively. The loss per limited partnership unit, after the loss allocated to our General Partner for the three month period ended September 30, 2005 was $1.08 based on a weighted average number of limited partnership units outstanding of 171,746.

Nine Month Period Ended September 30, 2005 Compared to the Nine Month Period Ended September 30, 2004.

Our interest and rental income increased to $5,444,708 for the nine month period ended September 30, 2005 as compared to $2,351,441 in the nine month period ended September 30, 2004 an increase of $3,093,267 (132%). This increase is attributable to our increase in equipment finance assets. Total equipment finance assets increased to $84,653,693 at September 30, 2005 as compared to $47,616,360 at September 30, 2004, an increase of $37,037,333 (78%). Our West LB line of credit allowed us to acquire more leases from our General Partner. Interest expense increased to $3,274,962 for the nine month period ended September 30, 2005 as compared to $1,291,362 for the nine month period ended September 30, 2004, an increase of $1,983,600 (154%) due to our increase in debt incurred to acquire equipment subject to leases. Debt was $80,178,036 at September 30, 2005 as compared to $37,071,293 at September 30, 2004, an increase of $43,106,743 (116%). As our lease portfolio grows and we incur additional debt, interest expense will increase in future periods. Our provision for credit losses increased to $999,928 for the nine month period ended September 30, 2005 as compared to $259,900 for the nine month period ended September 30, 2004, an increase of $740,028 (285%). As our portfolio grows and ages, our provision for credit losses will also grow. Total operating expenses increased to $2,065,426 for the nine month period ended September 30, 2005 as compared to $1,122,225 for the nine month period ended September 30, 2004, an increase of $943,201 (84%). This increase was primarily due to increases in general and administrative expenses, management fees paid to our General Partner as well as an increase in depreciation expense related to operating leases. General and administrative expenses increased to $388,913 for the nine month period ended September 30, 2005 as compared to $212,279, an increase of $176,634 (83%). Management fees increased to $596,463 for the nine month period ended September 30, 2005 as compared to 260,955 for the nine month period ended September 30, 2004, an increase of $335,508 (129%). This increase is directly attributable to our growth in lease assets because management fees are based on a percentage of customer payments received. Depreciation expense from operating leases increased to $628,405 for the nine month period ended September 30, 2005 as compared to $293,355 for the nine month period ended September 30, 2004, an increase of $335,050 (114%). Depreciation expense grew due to an increase in equipment under operating leases.

Our net loss for the nine months ended September 30, 2005 and 2004 was $567,221 and $204,694, respectively. The loss per limited partnership unit, after the loss allocated to our General Partner for the nine month period ended September 30, 2005 was $3.27 based on a weighted average number of limited partnership units outstanding of 171,746.

Partners’ distributions paid for the nine month periods ended September 30, 2005 and September 30, 2004 were $1,041,847 and $445,087, respectively.

Liquidity and Capital Resources

Our major sources of liquidity are cash generated from our financings and our bank line of credit.

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in equipment financings and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through borrowings under our credit facilities.

The following table sets forth our sources and uses of cash for the periods indicated:

	For the Nine Month Periods Ended September 30,
	2005	2004
Net cash (used in) provided by operating activities	$(367,451)	$140,403
Net cash used in investing activities	(31,503,364)	(21,443,187)
Net cash provided by financing activities	32,942,420	22,508,177
Increase in cash	$1,071,605	$1,205,393

Our liquidity is affected by our ability to leverage our portfolio through expansion of credit facilities. Our increase in our debt to equity ratio, to seven to one at September 30, 2005 from four to one at December 31, 2004, reflects the additional borrowings under our WestLB line of credit that we entered into in December 2004. We would expect that our leverage ratio will remain in the seven to one range as we become fully invested under our lines of credit. In addition, changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it.

In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of September 30, 2005, we were in compliance with all such covenants or they have been waived by the lender. If we do not meet the requirements of the covenants in the future, default could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that our WestLB line of credit is not renewed in December 2005, we would seek to obtain an alternative credit facility with comparable terms.

Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. At September 30, 2005, our credit evaluation indicated the need for an allowance for possible losses of $321,575. As our lease portfolio increases, we anticipate the allowance for possible losses will increase.

Net cash used in operations for the nine month period ended September 30, 2005 was $(367,451) as compared to cash provided by operations of $140,403 for the nine month period ended September 30, 2004 a decrease of $507,854 (362%). This decrease is primarily related to the increase in purchases of lease portfolios and the increase in due from our lockbox which represents customer cash receipts.

Net cash flows used in investing activities for the nine month period ended September 30, 2005 was $(31,503,364) as compared to $(21,443,187) for the nine month period ended September 30, 2004, an increase of $10,060,177 (47%). This increase is attributable to the increase in net investment in leased assets of $24,139,752. The expansion of our credit facilities allowed us to increase its investment in equipment finance portfolios.

Net cash provided by financing activities for the nine month period ended September 30, 2005 was $33,942,420. This was primarily due to debt proceeds of $72,831,858 used to acquire lease portfolios (reduced by repayment of debt of $44,115,493). The increase in borrowings is due to the expansion of our credit facilities in 2005.

ITEM 3. - Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2005, our outstanding debt totaled $80,178,036, which consists of fixed rate debt of $17,127,465 and variable rate debt of $63,050,571. Our variable rate debt consists of $61,205,805 with WestLB AG and $1,844,766 with Sovereign Bank. To mitigate interest rate risk on the WestLB AG debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.17%. The interest rate on the Sovereign facility is calculated at LIBOR plus 2% per annum. The weighted average interest rate for this facility was 5.40% for the nine months ended September 30, 2005. Holding all variables constant, if interest rates hypothetically increased or decreased by 10%, our net loss would change by approximately $22,000.

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

There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2005 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

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
_________________________

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

LEASE EQUITY APPRECIATION FUND I, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

November 14, 2005	/s/ Crit DeMent CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

November 14, 2005	/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner