Form 10-K
period 2005-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2006-03-30
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(215) 574-1636
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
(None)	(Not applicable)

Securities registered pursuant to Section 12 (g) of the Act:
None.

Title of Class
Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The securities are not traded on a public market.

DOCUMENTS INCORPORATED BY REFERENCE
None.

[THIS PAGE INTENTIONALLY LEFT BLANK]

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K

Forward-Looking Statements

THE DISCUSSIONS CONTAINED IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT’S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT’S ACTUAL RESULTS AND FINANCIAL POSISION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS.

PART I

ITEM 1. BUSINESS

General

We are Lease Equity Appreciation Fund I, L.P., a Delaware limited partnership that was formed on January 31, 2002. Our general partner is LEAF Financial Corporation. Our general partner is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc., which is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate and equipment finance sectors. As of August 15, 2004, the date our offering period terminated, we raised $17,060,772 through the sale of 171,746 of our limited partner units.

We acquire diversified portfolios of equipment that is leased to third parties. We may also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our principal objective is to generate regular cash distributions to the limited partners. The equipment we finance is principally for general business and industrial use and we focus on the small to mid sized business market, generally businesses with 500 or fewer employees, $1 billion or less in total assets or $100 million or less in total annual sales. We specialize in financing business essential equipment within a price range of $20,000 to $2 million. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, industrial equipment, medical equipment and telecommunications equipment.

We enter into both operating leases and full payout leases and equipment notes. Under operating leases, the rent we receive on a net present value basis will be in an amount that, when taken together with the amount we estimate we will receive from selling or re-leasing the equipment, or from extension payments, after the termination of the initial lease, which we call the “residual,” will be sufficient to return our invested capital plus an appropriate return. Under full payout leases and notes, the payments we receive over the term of the financing will return our invested capital plus an appropriate return without consideration of the residual and the obligor may acquire the equipment at the end of the lease term for a nominal amount.

We commenced operations on March 3, 2003. As of December 31, 2005 our portfolio contained 2,428 equipment leases with 2,141 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of December 31, 2005, we had a net investment of $1,743,257 in equipment under operating leases and a net investment of $80,782,648 in direct financing leases and notes for a total investment in financing assets of $82,525,905.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2005, our outstanding debt was $77,326,886.

Our Lease Portfolio

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of December 31, 2005 and 2004 (dollars in thousands):

Direct Financing Leases and Notes

	December 31, 2005			December 31, 2004
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Industrial Equipment	$22,098	27.2%	Medical Equipment	$13,872	25.8%
Medical Equipment	18,993	23.4	Industrial Equipment	11,292	21.0
Computers	13,302	16.4	Computers	8,396	15.6
Office Equipment	9,398	11.6	Software	4,705	8.8
Software	4,269	5.2	Office Equipment	4,305	8.0
Building systems	2,980	3.7	Garment Care	3,916	7.3
Garment Care	3,585	4.4	Communications	2,612	4.9
Restaurant Equipment	2,976	3.7	Building systems	2,260	4.2
Communications	2,409	3.0	Restaurant Equipment	1,892	3.5
Agriculture	1,178	1.4	Agriculture	452	0.9
	$81,188	100.0%		$53,702	100.0%

Operating Leases

	December 31, 2005			December 31, 2004
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Office Equipment	$505	29.1%	Computers	$762	48.5%
Computers	476	27.3	Office Equipment	473	30.1
Industrial Equipment	380	21.8	Communications	272	17.3
Communications	323	18.5	Software	36	2.3
Medical Equipment	41	2.3	Industrial Equipment	15	1.0
Software	16	0.9	Medical Equipment	9	0.6
Restaurant Equipment	2	0.1	Restaurant Equipment	3	0.2
	$1,743	100.0%		$1,570	100.0%

The following schedules detail the type of business by standard industrial classification that lease our equipment as of December 31, 2005 and 2004 (dollars in thousands):

Direct Financing Leases and Notes

	December 31, 2005			December 31, 2004
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$44,929	55.4%	Services	$33,843	63.0%
Retail Trade	8,897	11.0	Manufacturing	5,775	10.7
Manufacturing	8,774	10.8	Retail Trade	5,549	10.3
Transportation/ Communication/Energy	3,826	4.7	Finance/Insurance/Real Estate	2,506	4.7
Construction	3,640	4.5	Transportation/ Communication/Energy	1,993	3.7
Finance/Insurance/Real Estate	3,125	3.8	Wholesale Trade	1,991	3.7
Wholesale Trade	3,085	3.8	Construction	1,482	2.8
Agriculture/Forestry/Fishing	2,446	3.0	Public Administration	534	1.0
Public Administration	1,246	1.5	Mining	29	0.1
Other	1,173	1.4
Mining	47	0.1
	$81,188	100.0%		$53,702	100.0%

Operating Leases

	December 31, 2005			December 31, 2004
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$706	40.3%	Services	$862	54.9%
Construction	451	25.9	Wholesale Trade	266	16.9
Wholesale Trade	199	11.4	Manufacturing	175	11.1
Manufacturing	136	7.8	Transportation/ Communication/Energy	104	6.7
Transportation/ Communication/Energy	113	6.5	Finance/Insurance/Real Estate	96	6.1
Finance/Insurance/Real Estate	102	5.9	Construction	52	3.3
Public Administration	14	0.8	Mining	8	0.5
Retail Trade	12	0.7	Public Administration	4	0.3
Mining	6	0.4	Retail Trade	3	0.2
Other	4	0.3
	$1,743	100.0%		$1,570	100.0%

Our average original equipment cost per equipment lease transaction was $49,820. As of December 31, 2005 and 2004, the average initial term of our financings was 47 months and 42 months, respectively. As of December 31, 2005 and 2004, 22% and 17%, respectively, of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of December 31, 2005, our credit evaluation indicated the need for an allowance for possible losses of our lease assets of $405,000.

Our allowance for possible losses as of December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
Balance at beginning of year	$120,000	$5,000
Provision for credit losses	1,352,191	394,928
Net write-offs	(1,067,191)	(279,928)
Balance at end of year	$405,000	$120,000

Debt Facilities

We have augmented the proceeds of our offering with debt, and intend to continue to finance a significant portion of the cost of the equipment we acquire. We are not limited in the amount of debt, including financings through securitizations, we may incur. Our ability to obtain financing will, however, depend upon our General Partner's assessment of whether funds are available at rates and upon terms that are economically advantageous to us. As a result, the amount of our financings may vary significantly from our expectations.

As of December 31, 2005, the outstanding balance of the secured financing we have obtained from three lenders was $77,326,886. These loans are described below.

On December 31, 2004, Leaf Fund I LLC, our wholly owned subsidiary entered into a secured loan agreement with WestLB AG, New York Branch. This financing arrangement is a revolving line of credit, with an aggregate borrowing limit of $75.0 million collateralized by specific lease receivables and related equipment, with a credit reserve of 1%. As of December 31, 2005 the outstanding balance under this financing arrangement was $62,244,034. Interest on this facility is calculated at LIBOR plus 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.15%. The loan agreement is renewable for a one year period on December 31, 2006 and 2007. Interest and principal are due as payments are received under the leases.

In November 2003, we entered into a Master Loan and Security Agreement with OFC Capital, a division of ALFA Financial Corporation. Under the terms of the loan agreement, OFC makes available to us loans in an aggregate principal amount not to exceed $15.0 million. Each loan under the agreement will equal 93% of the aggregate payments due under the related equipment lease or equipment finance transaction that collateralizes such loan, discounted at an interest rate of 6.9%. Each loan will be funded subject to a credit reserve of 3% of the loan amount. As of December 31, 2005, the outstanding balance under this financing arrangement was $8,288,944. The balance is due February 15, 2009.

In September 2003, we entered into a financing arrangement with National City Commercial Capital Corporation (formerly Information Leasing Corporation, a subsidiary of Provident Bank of Cincinnati, Ohio). Under this arrangement, we assigned specified leases and their related receivables to National City Commercial Finance at a price generally equal to the sum of the receivables, discounted to present value at a discount rate of 5.79% and with a credit reserve of 8% after security deposit and transaction costs. As of December 31, 2005, the outstanding balance under this financing arrangement was $6,793,908. The loan is repayable as payments are made under the financings collateralizing the loan, with a final maturity date of June 10, 2010.

In May 2004, we entered into a $10.0 million financing arrangement with Sovereign Bank for a revolving warehouse facility. The facility had an aggregate borrowing limit of $10.0 million collaterized by specific lease receivables and related equipment. Interest on this facility was calculated at LIBOR plus 2.5% per annum. The line was paid in full as of December 31, 2005.

Agreements with our General Partner

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of the General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business.

Our General Partner and its affiliates receive substantial fees and other compensation from us such as:

•
our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. Cash distributions paid to our General Partner in the years ended December 31, 2005, 2004 and 2003 were $13,879, $9,768 and $4,794, respectively;

•
our General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance did not cover underwriting fees or sales commissions, but did cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2004 and 2003 were $226,438 and $285,249, respectively.

•
our General Partner receives fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the years ended December 31, 2005, 2004 and 2003 were $1,211,566, $850,220 and $516,239, respectively;

•
our General Partner receives a subordinated annual asset management fee of either 3% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and notes. During the five-year reinvestment period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees paid to the General Partner for the years ended December 31, 2005, 2004, 2003 were $840,403, $383,798 and $73,095, respectively;

•
our General Partner will receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our Limited Partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the years ended December 31, 2005, 2004 and 2003;

•
our General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2005, 2004 and 2003;

•
our General Partner is reimbursed for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to the General Partner for the years ended December 31, 2005 2004 and 2003 were $554,611, $482,180 and $594,985, respectively;

•
Anthem Securities, Inc., which was the dealer-manager for the offering of our units and an affiliate of our General Partner, received an underwriting fee of 2% of the offering proceeds for obtaining and managing the group of broker-dealers who sold the units in our offering. From this fee, Anthem Securities reimbursed selling broker-dealers up to 1% of the proceeds of each unit sold by them for marketing expenses. Anthem Securities was entitled to receive sales commissions of 8% of the proceeds of each unit sold by it. For the years ended 2004 and 2003, underwriting fees of $141,542 and $179,184, respectively, were paid to Anthem Securities. Anthem Securities did not sell any units and did not receive any sale commission during our offering period.

Competition

The equipment leasing business is highly fragmented and competitive. We compete with:

•	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

•	captive finance and leasing companies affiliated with major equipment manufacturers; and

•	other sources of equipment lease financing, including other publicly- offered partnerships.

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

Employees

As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operations. Rather, the personnel of LEAF Financial Corporation and or its affiliates’ manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of LEAF Financial Corporation and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests. The officers of our General Partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our General Partner's affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our General Partner regarding the availability of these officers to manage us.

ITEM 1A. RISK FACTORS

Our success will be subject to risks inherent in the equipment leasing business, any of which may affect our ability to operate profitably.

A number of factors may affect our ability to operate profitably. These include:

•	the quality of the equipment we lease;

•	the continuing strength of the equipment manufacturers;

•	the timing of equipment purchases and our ability to forecast technological advances;

•	technological and economic obsolescence;

•	changes in economic conditions, including fluctuations in demand for equipment, interest rates and inflation rates;

•	defaults by lessees; and

•	increases in our expenses, including labor, tax and insurance expenses.

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

While leverage can enhance our return on invested capital, if the return on investments we finance fails to cover the fixed cost of the financings, or if the return is negative, our ability to make distributions will be impaired and the value of our net assets will decline more rapidly than would be the case in the absence of leverage. We may pledge some of our entire portfolio as collateral for our financings. If we are unable to pay our debt service because of the failure of our lessees or borrowers to make lease or loan payments, or due to other factors, we may lose the pledged collateral. Lenders or securitizes may require covenants that could restrict our flexibility in the future. In order to repay our financing, we may be required to dispose of assets at a time we would otherwise not do so.

If we are unable to realize the residual value of our equipment, we may incur losses.

Our ability to recover the full equipment purchase price and our expected return in connection with an operating lease depends on the potential value of the equipment once the primary lease term expires. We call this the "residual value." The residual value will depend upon numerous factors beyond our control, including:

•	whether the original lessee desires to retain the equipment;

•	the cost of comparable new equipment;

•	the obsolescence or poor condition of the leased equipment; and

•	the existence of a secondary market for the type of used equipment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We do not own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our Limited Partners during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our limited partnership units are not publicly traded. There is no market for our limited partnership units and it is unlikely that any will develop. The following table shows the number of equity security holders as of December 31, 2005:

Title of Class	Number of Partners as of December 31, 2005
Limited Partnership Interests	468
General Partnership Interest	1

Total distributions paid to limited partners for years ended December 31, 2005, 2004 and 2003 were $1,373,982, $967,980 and $474,950, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with our financial statements, the notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 in this report. We have derived the selected financial data set forth below as of December 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 from our financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The financial data for the period ended December 31, 2003 is for the period beginning with the inception of our operations on March 3, 2003 through December 31, 2003; and, accordingly, we deem March 3, 2003 to be the commencement of our operations and we refer to the period from that date through December 31, 2003, as the year ended December 31, 2003. The selected financial data set forth below as of December 31, 2003 and 2002 were audited by Grant Thornton LLP but are not included in this report.

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$7,703,829	$3,537,123	$973,055
Expenses	$8,387,692	$3,786,797	$1,369,340
Net loss	$(683,863)	$(249,674)	$(396,285)
Distributions to Partners	$1,387,861	$977,748	$479,744
Weighted average number of limited partnership units outstanding during the year	171,746	137,000	61,149
Net loss per weighted limited partnership unit − basic and fully diluted	$(3.94)	$(1.80)	$(6.42)

	December 31,
	2005	2004	2003	2002
Total assets	$90,792,726	$66,530,058	$28,236,400	$1,001
Net investment in direct financing leases and notes	$80,782,648	$53,582,361	$24,240,624	−
Equipment under operating leases (net)	$1,743,257	$1,569,754	$313,479	−
Debt	$77,326,886	$51,461,671	$20,386,402	−
Partners’ capital	$11,428,092	$12,789,065	$7,452,099	$1,001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are Lease Equity Appreciation Fund I L.P. (the “Fund”), a Delaware limited partnership that was formed on January 31, 2002. On June 30, 2004, our general partner, LEAF Asset Management, Inc. merged into its parent, LEAF Financial Corporation (“the General Partner” or “LEAF”), LEAF is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and equipment finance sectors.

As of August 15, 2004, the date our offering period terminated, we had raised $17,060,772 through the sale of 171,746 limited partner units.

We seek to acquire a diversified portfolio of equipment that is financed for third parties. We may also acquire portfolios of equipment subject to existing leases and notes from other equipment lessors. Our principal objective is to generate regular cash distributions to the Limited Partners. The equipment we finance is principally for general business and industrial use and we focus on the small to mid sized business market, generally businesses with 500 or fewer employees, $1.0 billion or less in total assets or $100.0 million or less in total annual sales. We specialize in financing business essential equipment within a price range of $20,000 to $2.0 million. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, industrial equipment, medical equipment and telecommunications equipment.

Our leases consist of both direct financing and operating leases which are recorded in accordance with generally accepted accounting principles in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease is 90 days or more delinquent, the lease is classified as being on non-accrual and we do not recognize interest income on that lease until the lease become less than 90 days delinquent.

We commenced operations on March 3, 2003. As of December 31, 2005 our portfolio contained 2,428 equipment leases with 2,141 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of December 31, 2005, we had a net investment of $1,743,257 in equipment under operating leases and a net investment of $80,782,648 in direct financing leases and notes for a total investment in financing assets of $82,525,905. Our average original equipment cost per equipment lease transaction was $49,820. As of December 31, 2005, the average initial term of our financings was 47 months.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2005 our outstanding debt was $77,326,886.

Results of Operations

Year Ended December, 31, 2005 Compared to Year Ended December 31, 2004

Total revenues increased to $7,703,829 for the year ended December 31, 2005 as compared to $3,537,123 in the year ended December 31, 2004, an increase of $4,166,706 (118%). This increase was primarily attributable to our increase in interest and rental income. Our interest income increased to $6,197,420 for the year ended December 31, 2005 as compared to $2,921,349 in the year ended December 31, 2004, an increase of $3,276,071 (112%). Our rental income increased to $992,691 for the year ended December 31, 2005 as compared to $433,373 in the year ended December 31, 2004, an increase of $559,318 (129%). This is attributable to our increase in leased assets. Total lease assets increased to $82,525,905 in the year ended December 31, 2005 as compared to $55,152,115 in the year ended December 31, 2004, an increase of  $27,373,790 (50%). This growth was driven by our General Partner’s increased sales and marketing efforts supported by lines of financing. Total expenses increased to $8,387,692 for the year ended December 31, 2005 as compared to $3,786,797 in the year December 31, 2004, an increase of $4,600,895 (121%). This increase was primarily attributable to an increase in interest expense, provision for credit losses, management fees paid to our general partner and depreciation expense. Interest expense increased to $4,344,009 in the year ended December 31, 2005 as compared to $1,873,986 in the year ended December 31, 2004, an increase of $2,470,023 (132%) due to our increase in debt incurred to acquire equipment subject to leases. Debt increased to $77,326,886 at December 31, 2005 as compared to $51,461,671 at December 31, 2004, an increase of $25,865,215 (50%). Our provision for credit losses increased to $1,352,191 in the year ended December 31, 2005 as compared to $394,928 in the year ended December 31, 2004, an increase of $957,263 (242%). The increase in our provision for credit losses was principally a result of the growth of our lease portfolio. Though we experienced a significant increase in our provision for credit losses, this increase was within our expectations. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Management fees increased to $840,403 in the year ended December 31, 2005 as compared to $383,798 in the year ended December 31, 2004, an increase of $456,605 (119%). This increase is directly attributable to our growth in lease assets, since management fees are paid based on lease payments received. Depreciation expense from operating leases increased to $820,650 in the year ended December 31, 2005 as compared to $342,865 in the year ended December 31, 2004, an increase of $477,785 (139%). This increase is due to an increase in operating leases acquired.

Our net loss for the years ended December 31, 2005 and 2004 was $683,863 and $249,674, respectively. The loss per limited partnership unit, after the loss allocated to our General Partner for the years ended December 31, 2005 and 2004 was $3.94 and $1.80, respectively, based on a weighted average number of limited partnership units outstanding of 171,746 and 137,000, respectively.

Partners’ distributions paid during the years ended December 31, 2005 and December 31, 2004 were $1,387,861 and $977,748, respectively.

Year Ended December, 31, 2004 Compared to Year Ended December 31, 2003

Total revenues increased to $3,537,123 for the year ended December 31, 2004 as compared to $973,055 in the year ended December 31, 2003, an increase of $2,564,068 (264%). This increase was primarily attributable to our increase in interest and rental income. Our interest income increased to $2,921,349 for the year ended December 31, 2004 as compared to $781,989 in the year ended December 31, 2003, an increase of $2,139,360 (274%). Our rental income increased to $433,373 for the year ended December 31, 2004 as compared to $184,197 in the year ended December 31, 2003, an increase of $249,167 (135%). This increase is attributable to our increase in leased assets. Total lease assets increased to $55,152,115 in the year ended December 31, 2004 as compared to $24,554,103 in the year ended December 31, 2003, an increase of $30,598,012 (55%). This growth was driven by our General Partner’s increased sales and marketing efforts supported by lines of financing. Total cost increased to $3,786,797 for the year ended December 31, 2004 as compared to $1,369,340 in the year December 31, 2003, an increase of $2,417,457 (177%). This increase was primarily attributable to an increase in interest expense, provision for credit losses, management fees paid to our general partner and depreciation expense. Interest expense increased to $1,873,986 in the year ended December 31, 2004 as compared to $321,472 in the year ended December 31, 2003, an increase of $1,552,514 (483%) due to our increase in debt incurred to acquire equipment subject to leases. Debt increased to $51,461,671 at December 31, 2004 as compared to $20,386,402 at December 31, 2003, an increase of $31,075,269 (152%). Our provision for credit losses increased to $394,928 in the year ended December 31, 2004 as compared to $5,000 in the year ended December 31, 2003, an increase of $389,928. Management fees increased to $383,798 in the year ended December 31, 2004 as compared to $73,095 in the year ended December 31, 2003, an increase of $310,703 (425%). This increase is directly attributable to our growth in lease assets. Depreciation expense from operating leases increased to $342,865 in the year ended December 31, 2004 as compared to $167,622 in the year ended December 31, 2003, an increase of $175,243 (105%). This increase is due to an increase in operating leases acquired.

Our net loss for the years ended December 31, 2004 and 2003 was $249,674 and $396,285, respectively. The loss per limited partnership unit, after the loss allocated to our General Partner for the years ended December 31, 2004 and 2003 was $1.80 and $6.42, respectively, based on a weighted average number of limited partnership units outstanding of 137,000 and 61,149, respectively.

Partners’ distributions paid during the years ended December 31, 2004 and December 31, 2003 were $977,748 and $479,744, respectively.

Liquidity and Capital Resources

General

Our major sources of liquidity have been obtained by the sale of partnership units and the issuance of debt. The offering of partnership units terminated in August 2004.

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners.

The following table sets forth our sources and uses of cash for the periods indicated:

	For the Year Ended December 31,
	2005	2004
Net cash provided by (used in) operating activities	$(285,980)	$2,189,315
Net cash used in investing activities	(29,050,817)	(30,867,192)
Net cash provided by financing activities	30,231,648	29,958,363
Increase in cash	$894,851	$1,280,486

Our liquidity is affected by our ability to leverage our portfolio through our credit facilities. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of December 31, 2005, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.

Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. As of December 31, 2005, our credit evaluation indicated the need for an allowance for possible losses of $405,000. As our lease portfolio increases we anticipate the allowance for possible losses will increase.

We describe factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, in Item 1A, “Risk Factors" and in this item in "Results of Operations,” and "Contractual Obligations and Commercial Commitments."

The decrease in cash provided by operations is primarily due to the reduction to accrued expenses and amounts due to our General Partner in the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Our investing activities utilized $1,816,375 less cash in the year ended December 31, 2005 as compared to the year ended December 31, 2004. This was primarily due to an increase in proceeds from direct financing leases and notes of $19,417,336 which was partially offset by our increase in investments in equipment finances of $17,567,137.

Net cash provided by our financing activities increased by $273,285 for the year ended December 31, 2005 as compared to the year ended December 31, 2004. This increase in our cash flows is principally reflective of the following:

•	a decrease in net borrowings of $5,210,054 in the year ended December 31, 2005 as compared to the year ended December 31, 2004;

•	a decrease in partners’ capital contributions and related offering costs of $7,552,469 and $935,940, respectively, in the year ended December 31, 2005 as compared to the year ended December 31, 2004;

•	an increase in distributions to partners of $410,113 in the year ended December 31, 2005 as compared to the year ended December 31, 2004;

•	restricted cash increased in 2004 by $6,046,595 and decreased in 2005 by $5,754,294, resulting in a net change of $11,800,889, and

•	a net decrease in deferred financing costs of $709,092, these costs were related to the WestLB facility, in the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of December 31, 2005.

Contractual cash obligations:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long term debt	$77,326,886	$29,101,293	$37,263,295	$10,358,173	$604,125

Recently Issued Accounting Pronouncements

We do not believe that there are any recently issued, but not yet effective, accounting standards that will have a material effect on our financial position or results of operations.

Critical Accounting Policies

Revenue Recognition

Our investment in financing assets consists of direct financing leases and notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and its various amendments and interpretations.

     Direct Financing Leases. Certain of our lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. Our investment in direct financing leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment.

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2005 and 2004.

Notes Receivable. Our investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment.

We generally discontinue the recognition of revenue for leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.

Derivative Instruments and Hedging Activities. We account for our derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard or SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies and amends SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2005 our outstanding debt totaled $77,326,886, which consists of fixed rate debt of $15,082,852 and variable rate debt of $62,244,034.

To mitigate interest rate risk on the variable debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.15% on a weighted average basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Lease Equity Appreciation Fund I, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund I, L.P. and subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, partners’ capital and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund I, L.P. and subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Cleveland, Ohio
February 17, 2006

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	December 31,
	2005	2004
ASSETS
Cash	$3,205,731	$2,310,880
Restricted cash	1,887,933	7,642,227
Accounts receivable	89,702	56,837
Due from lockbox	1,343,985	531,558
Investment in direct financing leases and notes, net	80,782,648	53,582,361
Investment in operating leases, net of accumulated depreciation of $1,069,031 and $316,084, respectively	1,743,257	1,569,754
Fair value of interest rate swap	658,610	−
Other assets	1,080,860	836,441
	$90,792,726	$66,530,058
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$77,326,886	$51,461,671
Accounts payable and accrued expenses	418,278	840,118
Due to related parties, net	818,235	955,361
Security deposits	801,235	431,702
Fair value of interest rate swap	−	52,141
Total liabilities	79,364,634	53,740,993
Partners’ Capital	11,428,092	12,789,065
	$90,792,726	$66,530,058

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	For the Years Ended December 31,
	2005	2004	2003
Income:
Interest on equipment financings	$6,197,420	$2,921,349	$781,989
Rental income	992,691	433,373	184,197
Gain (loss) on sale of equipment and lease dispositions, net	126,281	60,764	(10,206)
Other	387,437	121,637	17,075
	7,703,829	3,537,123	973,055

Expenses:
Interest expense	4,344,009	1,873,986	321,472
Provision for credit losses	1,352,191	394,928	5,000
Depreciation on operating leases	820,650	342,865	167,622
Administrative expense reimbursed to related party	554,611	482,180	594,985
Management fee to related party	840,403	383,798	73,095
General and administrative expenses	475,828	309,040	207,166
	8,387,692	3,786,797	1,369,340
Net loss	$(683,863)	$(249,674)	$(396,285)

Weighted average number of limited partner units outstanding during the period	171,746	137,000	61,149
Net loss per weighted average limited partner unit	$(3.94)	$(1.80)	$(6.42)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	General Partner	Limited Partners			Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income (Loss)
	Amount	Units	Amount		Income (Loss)	Total	Total
Balance, December 31, 2002	$1,000	10	$1	$	−	$1,001
Limited Partners’ contribution	-	94,310	9,371,139		−	9,371,139
Offering costs related to the sale of Limited Partnership units	-	-	(1,181,175)		−	(1,181,175)
Cash distributions paid	(4,794)	-	(474,950)		−	(479,744)
Cash distributions reinvested	-	1,383	137,164		−	137,164
Redemption of Limited Partner Units	-	(10)	(1)		−	(1)
Net loss	(3,963)	-	(392,322)		−	(396,285)	$(396,285)
Balance, December 31, 2003	(7,757)	95,693	7,459,856		−	7,452,099	$(396,285)
Partners’ contribution	-	73,213	7,272,706		−	7,272,706
Offering costs related to the sale of Partnership units	-	-	(935,940)		−	(935,940)
Cash distributions paid	(9,768)	-	(967,980)		−	(977,748)
Cash distributions reinvested	-	2,840	279,763		−	279,763
Net loss	(2,496)	-	(247,178)		−	(249,674)	$(249,674)
Unrealized loss on hedging derivative	−	−	−		(52,141)	(52,141)	(52,141)
Balance, December 31, 2004	(20,021)	171,746	12,861,227		(52,141)	12,789,065	$(301,815)
Cash distributions paid	(13,879)	-	(1,373,982)		−	(1,387,861)
Net loss	(6,839)	-	(677,024)		−	(683,863)	$(683,863)
Unrealized gain on hedging derivative	−	−	−		710,751	710,751	710,751
Balance, December 31, 2005	$(40,739)	171,746	$10,810,221		$658,610	$11,428,092	$26,888

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(683,863)	$(249,674)	$(396,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) Loss on sale of equipment and lease dispositions net	(126,281)	(60,764)	10,206
Depreciation	820,650	342,865	167,622
Amortization of deferred financing costs	132,134	60,765	6,399
Provision for credit losses	1,352,191	394,928	5,000
Changes in operating assets and liabilities:
Accounts receivable	(32,865)	28,534	(85,372)
Due from lockbox	(812,427)	42,688	(574,246)
Other assets	(464,267)	79,707	(113,506)
Accounts payable and accrued expenses	(334,126)	466,072	374,046
Due to related parties, net	(137,126)	1,084,194	(128,833)
Net cash (used in) provided by operating activities	(285,980)	2,189,315	(734,969)

Cash flows from investing activities:
Acquisitions of equipment under operating leases	(994,153)	(1,599,140)	(657,952)
Investments in direct financing leases and notes	(59,584,113)	(41,411,989)	(26,666,040)
Proceeds from direct financing leases and notes, net of earned income	31,153,424	11,736,088	2,587,062
Security deposits, net	374,025	407,849	23,853
Net cash used in investing activities	(29,050,817)	(30,867,192)	(24,713,077)

Cash flows from financing activities:
Decrease (increase) in restricted cash	5,754,294	(6,046,595)	(1,595,632)
Decrease (increase) in deferred financing costs	−	(709,092)	(160,715)
Proceeds from debt	80,388,805	57,758,292	36,972,482
Repayment of debt	(54,523,590)	(26,683,023)	(16,586,080)
Limited Partners’ capital contribution	−	7,552,469	9,508,303
Partners’ distributions paid	(1,387,861)	(977,748)	(479,744)
Payment of offering costs incurred for the sale of limited partnership units	−	(935,940)	(1,181,175)
Net cash provided by financing activities	30,231,648	29,958,363	26,477,439

Increase in cash	894,851	1,280,486	1,029,393
Cash, beginning of year	2,310,880	1,030,394	1,001
Cash, end of year	$3,205,731	$2,310,880	$1,030,394

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund I, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation, a Delaware corporation (the “General Partner”). As of December 31, 2005, the General Partner is a wholly owned subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. is a publicly traded company operating in the real estate, financial fund management and equipment finance sectors. As of August 15, 2004, the date our offering period terminated, the Fund had raised $17,060,772 through the sale of 171,746 limited partner units.

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

As of December 31, 2005 and 2004, in addition to its 1% General Partner interest, the General Partner also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Limited Partnership Agreement (the “Partnership Agreement”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

Classification

Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Fund’s consolidated balance sheets on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for possible losses and impairment of long-lived assets. Actual results could differ from those estimates.

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

The Fund’s allowance for possible losses is primarily based on factors which include the Funds historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and lease portfolio characteristics. The Fund’s policy is to charge off to the allowance those leases which are in default and for which management has determined the probability of collection to be remote.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2005, the Fund had deposits at two banks totaling $3,225,181 of which $3,025,181 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition − (Continued)

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2005 and 2004.

Notes Receivable. The Company’s investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment.

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

Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2005, 2004 and 2003, the Fund paid interest of $4,188,264, $1,764,859 and $224,763, respectively.

Transfers of Financial Assets

In connection with establishing its revolving line of credit with WestLB AG, the Fund formed a bankruptcy remote special purpose entity through which the financing is arranged. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Fund’s transfers of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 8 are recorded at fair value in the accompanying consolidated balance sheet.

NOTE 3 − RESTRICTED CASH

Restricted cash as of December 31, 2005 and 2004 includes cash being held in reserve by the Fund’s lenders.

NOTE 4 − DUE FROM LOCKBOX

Customer payments are deposited into a lockbox shared with our General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying Consolidated Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

NOTE 5 -INVESTMENT IN DIRECT FINANCING LEASES AND NOTES

The Fund’s direct financing leases are for initial lease terms ranging from 12 to 84 months. The interest rates on notes receivable range from 7% to 21%. As of December 31, 2005 and 2004, 23% and 14% of equipment financings, respectively, were located in California.

	December 31,
	2005	2004
Direct financing leases	$75,565,985	$51,892,114
Notes receivable	5,621,663	1,810,247
	81,187,648	53,702,361
Allowance for possible losses	(405,000)	(120,000)
	$80,782,648	$53,582,361

The components of the net investment in direct financing leases as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Total future minimum lease payments	$84,051,541	$58,892,148
Unearned rental income	(9,167,115)	(7,401,200)
Residuals, net of unearned residual income	681,559	401,166
	$75,565,985	$51,892,114

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005

NOTE 5 -INVESTMENT IN DIRECT FINANCING LEASES AND NOTES − (Continued)

The following is a summary of the Fund’s allowance for possible losses for the periods indicated:

	December 31,
	2005	2004
Allowance for possible losses, beginning of the year	$120,000	$5,000
Provision for credit losses	1,352,191	394,928
Net write-offs	(1,067,191)	(279,928)
Allowance for possible losses, end of the year	$405,000	$120,000

The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing leases, notes and operating leases at December 31, 2005 are as follows:

Years Ending December 31,	Direct Financing Leases	Notes	Operating Leases	Total
2006	$34,375,279	$1,444,792	$809,329	$36,629,400
2007	24,753,616	1,313,536	472,466	26,539,618
2008	15,312,706	983,112	202,086	16,497,904
2009	7,731,021	869,334	107,132	8,707,487
2010	1,600,869	590,327	−	2,191,196
Thereafter	278,050	420,562	−	698,612
	$84,051,541	$5,621,663	$1,591,013	$91,264,217

NOTE 6− OTHER ASSETS

As of December 31, 2005 and 2004, other assets include $574,649 and $794,456, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of December 31, 2005 and 2004 is $199,298 and $67,164, respectively.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005

NOTE 7 - DEBT

The table below summarizes the Fund’s debt as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75.0 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from August 2011 to May 2012. The interest rate swap agreements fix the interest rate on this facility at 5.15% on a weighted average basis. Interest and principal are due as payments are received under the financings. The line of credit is renewable for one year periods on December 31, 2006 and 2007.
	$62,244,034	$23,258,244

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of February 15, 2009	8,288,944	12,748,767

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 15% after security deposit (reduced to 8% as of July 30, 2004). The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of June 10, 2010.	6,793,908	12,017,788

Sovereign Bank, revolving warehouse line of credit, with an aggregate borrowing limit of $10.0 million collateralized by specific finance receivables and related equipment. Interest on this facility is calculated at LIBOR plus 2.5% per annum. Interest and principal are due monthly. The line was paid in full in December 2005.	−	3,436,872
Total outstanding debt	$77,326,886	$51,461,671

The debt maturity for each of the five succeeding fiscal years ended December 31, and thereafter, are as follows:

2006	$29,101,293
2007	22,725,630
2008	14,537,665
2009	8,111,109
2010	2,247,064
Thereafter	604,125
$77,326,886

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005

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

Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Fund measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by US GAAP and is recognized in the consolidated statements of operations.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will exceed the benefits.

                At December 31, 2005 and 2004, the notional amounts of the interest rate swaps were $61,628,998 and $23,258,244, respectively.  At December 31, 2005 and 2004, the Fund had an unrealized gain and loss, respectively, of $710,751 and $52,141, on these interest rate swaps. Both are included in accumulated other comprehensive income (loss). The Fund recognized no gain or loss during the year ended December 31, 2005 for hedge ineffectiveness. Assuming market rates remain constant with the rates of December 31, 2005, $335,365 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005

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

The General Partner is reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

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

The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the Limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the years ended December 31, 2005, 2004 and 2003.

The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the years ended December 31, 2005, 2004 and 2003.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
		2005	2004	2003
Acquisition fees		$1,211,566	$850,220	$516,239
Asset management fees		$840,403	$383,798	$73,095
Reimbursed administrative expenses		$554,611	$482,180	$594,985
Organization and offering expenses	$	−	$226,438	$285,249
Underwriting fees	$	−	$141,542	$179,184

Due from related parties, net as of December 31, 2005 and 2004 represents net monies due to the General Partner for management fees, reimbursed expenses and other advances not yet paid.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005

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

ITEM 9. CHANGES IN AND DISAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The chairman and chief financial officer of our General Partner (our principal executive officer and financial officer, respectively) have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 (c) and 15d-14(c)) within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective. There were no changes that occurred during the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

Our general partner manages us and our activities. Although our limited partners have limited voting rights under our partnership agreement, they do not directly or indirectly participate in our management or day-to-day operations, nor do they have any authority to enter into contracts on our behalf or to otherwise bind us. Our general partner will be liable, as general partner, for all of our debts and obligations to the extent they are not paid by us, except to the extent that any debt or other obligation incurred by us is specifically with recourse only to our assets (i.e., “nonrecourse liabilities”). Whenever possible, our general partner intends to make all of our debts or other obligations nonrecourse liabilities.

As is common in the case of limited partnerships, we do not directly employ any of the persons responsible for our management or day-to-day activities. Instead, the General Partner personnel will manage and operate us and our business. Also, officers of our general partner will spend a substantial amount of time managing the business and affairs of our General Partner and its other affiliates, and there may be a conflict of interest regarding the allocation of their time between our affairs and business and the affairs and business of its other affiliates, including activities for its own account.

The following table sets forth information with respect to the directors and executive officers of our general partner.

Name	Age	Position
Crit S. DeMent	53	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	46	President, Chief Operating Officer and Director
Jonathan Z. Cohen	35	Director
Alan D. Schreiber, M.D.	62	Director
Linda Richardson	58	Director
Robert K. Moskovitz	49	Chief Financial Officer and Treasurer
David H. English	56	Executive Vice President
Darshan V. Patel	35	General Counsel and Secretary
Daniel G. Courtney	43	Senior Vice President - Investment Programs
Scott A. Smith	46	Vice President - Corporate Development

CRIT S. DEMENT has been Chairman of the Board of Directors and Chief Executive Officer since he joined our General Partner in November 2001. Mr. DeMent was Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management from January 2002 until June 2004. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

MILES HERMAN has been President, Chief Operating Officer and a Director of our General Partner since January 2002. Mr. Herman was President, Chief Operating Officer and a Director of LEAF Asset Management from January 2002 until June 2004. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989.

JONATHAN Z. COHEN has been a Director of our General Partner since January 2002, and was a Director of LEAF Asset Management from January 2002 until June 2004. Mr. Cohen has been President of Resource America, Inc. since 2003, Chief Executive Officer since 2004 and a Director since 2002. He was Chief Operating Officer of Resource America, Inc. from 2002 to 2004, Executive Vice President from 2001 to 2003 and Senior Vice President from 1999 to 2001. He also has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999, Vice Chairman of Atlas America, Inc. since its formation in 2000, a Trustee and Secretary of RAIT Investment Trust (a publicly-traded real estate investment trust) since 1997, Vice Chairman of RAIT Investment Trust since 2003, and Chairman of the Board of The Richardson Company (a sales consulting company) since 1999.

ALAN D. SCHREIBER, M.D. has been a director of our General Partner since April 2003. Dr. Schreiber has been a Professor of Medicine since 1984, and the Assistant Dean for Research since 1994, at the University of Pennsylvania School of Medicine. In addition, Dr. Schreiber has been Scientific Founder and Chairman of the Scientific Advisory Board of InKine Pharmaceutical Co. Inc. for five years. Before that, he had been Scientific Founder and Chief Scientific Officer at CorBec Pharmaceutical Co., Inc. for four years, and Founder and Scientific Chairman of ZaBeCor Pharmaceutical Co., LLC for one year. Dr. Schreiber was also a member of the Resource America, Inc. Board of Directors from December 1994 to April 2003.

LINDA RICHARDSON has been a Director of our General Partner since August 2002. Ms. Richardson has also been the President and Chief Executive Officer of The Richardson Group, a sales consulting company, since 1978 and a faculty member of the Wharton School, University of Pennsylvania since 1988.

ROBERT K. MOSKOVITZ has been Chief Financial Officer of our General Partner since February 2004, and Treasurer since September 2004, and he also serves as its chief accounting officer. Mr. Moskovitz was Chief Financial Officer of LEAF Asset Management from February 2004 until June 2004. From 2002 to 2004, Mr. Moskovitz was an independent management consultant. From 2001 to 2002, Mr. Moskovitz was Executive Vice President and Chief Financial Officer of ImpactRx, Inc. From 1999 to 2001, Mr. Moskovitz was Chief Financial Officer of Breakthrough Commerce LLC. From 1983 to 1997, Mr. Moskovitz held senior financial positions with several high growth public and privately owned companies. Mr. Moskovitz is a Certified Public Accountant and began his career with Deloitte & Touche LLP (formerly Touche Ross & Co).

DAVID H. ENGLISH has been Executive Vice President of our General Partner since April 2003. Mr. English was Executive Vice President and Chief Investment Officer of LEAF Asset Management from April 2003 until June 2004. From 1996 until joining the Fund’s General Partner, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance’s Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division.

DARSHAN V. PATEL has been General Counsel and Secretary of our General Partner since August 2001. Mr. Patel also was General Counsel and Secretary of LEAF Asset Management from January 2002 until June 2004. In addition, Mr. Patel serves as Associate General Counsel of Resource America, Inc., a position he has held since 2001. From 1998 to 2001, Mr. Patel was associated with the law firm of Berman, Paley, Goldstein & Kannry, New York, NY.

DANIEL G. COURTNEY was appointed Senior Vice President, Investment Programs of our General Partner in October 2005. Mr. Courtney also is or will be registered through Anthem Securities, an affiliate of LEAF Financial Corporation which serves as dealer-manager of the offering of our units. Mr. Courtney was Senior Vice President with ATEL Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2005. From April 2000 to October 2003 Mr. Courtney was Vice President of Marketing and Business Development for BridgeSpan, Inc., which provided technology and financial services to banks and insurance companies. Mr. Courtney received a B.S./B.A. degree in Management and Industrial Technology from Southeast Missouri State University in 1984.

SCOTT A. SMITH has been Vice President - Corporate Development of our General Partner since December 2005. From June 2004 to December 2005, Mr. Smith served as LEAF Financial Corporation’s Vice President - Direct Participation Programs. He joined LEAF Financial Corporation in July 2002 as director of sales for its syndications group. For the three months before joining LEAF Financial Corporation, Mr. Smith worked in a consultative capacity as a performance improvement specialist with Team Builders Plus, and the year before that he was the director of sales training for Fidelity Leasing and its successor. From 1993 to 2000 he held various sales and marketing management positions with Advanta Leasing Corporation, ending as their director of training and development.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of our general partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our general partner at LEAF Financial Corporation, 1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103.

ITEM 11. EXECUTIVE COMPENSATION

We do not have any employees. We do not compensate the executive officers of our General Partner, as this is prohibited in our partnership agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2005, the only executive officer and members of the board of our General Partner who beneficially owned our limited partner units was Mr. DeMent, who owned 640 units comprising less than 1% of the outstanding units. Mr. DeMent's address is 1818 Market Street, 9th Floor, Philadelphia, PA 19102.

As of December 31, 2005, our General Partner, LEAF Financial Corporation owned 9,007 units comprising 5.3% of the outstanding units. LEAF Financial Corporation address is 1818 Market Street, 9th Floor, Philadelphia, PA 19102.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2005 and 2004, we were charged management fees by our General Partner of $840,403 and $383,798, respectively. Our General Partner will continue to receive 2% or 3% of rental payments on equipment under operating leases and full payout leases, respectively, for management services performed on our behalf. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8% per year on the aggregate amount paid for their units.

Our General Partner may also receive up to 3% of the proceeds from the sale of our equipment for services and activities to be performed in connection with arranging for the sale of our equipment after the expiration of lease. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 8% cumulative compounded priority return.

Our General Partner shall apply distributable cash first at 1% to our General Partner and 99% to the Limited Partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in Investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 1% to our General Partner and 99% to the Limited Partners. During the years ended December 31, 2005 and 2004, our General Partner received cash distributions of $6,839 and $9,768, respectively.

Our General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2004 was $226,438. There were no organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2005.

Our General Partner received fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the years ended December 31, 2005 and 2004 were $1,211,566 and $850,220 respectively.

For the years ended December 31, 2005 and 2004, we reimbursed our General Partner and its affiliate’s administrative expenses of $554,611 and $482,180, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for professional services rendered were $77,000 and $80,000 in the years ending December 31, 2005 and 2004, respectively.

Audit-Related Fees. We did not incur fees in 2005 for other services not included above.

Tax Fees. We did not incur fees in 2005 for other services not included above.

All Other Fees. We did not incur fees in 2005 for other services not included above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our general partner’s audit committee is the audit committee for its parent, Resource America, Inc., which reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The financial statements required by this Item are set forth in Item 8

        2. Financial Statements Schedules

No schedules are required to be presented.

3. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership (2)
4	Forms of letters sent to limited partners confirming their investment (2)
10.1	Sovereign Bank Revolving Credit Agreement (3)
10.2	WestLB AG, New York Branch Amendment to West LB Agreement Secured Loan Agreement (3)
10.3	First Amendment to WestLB AG Secured Loan Agreement
10.4	Origination and Servicing Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P. and LEAF Funding, Inc., dated April 4, 2003 (4)
10.5	Master Program Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P. and Information Leasing Corporation dated September 29, 2003 (5)
10.6	Master Loan and Security Agreement between Lease Equity Appreciation Fund I, L.P. and OFC Capital, a division of Alpha Financial Corporation, dated November 26, 2003 (6)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
_________________________

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Filed previously on Form 8-K, filed on September 19, 2003.

(5)	Filed previously as an exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed on November 10, 2003.

(6)	Filed previously as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on January 13, 2004.

_________________________

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

(3)	Filed previously on Form 8-K, filed on September 19, 2003.

(4)	Filed previously as an exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed on November 10, 2003.

(5)	Filed previously as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on January 13, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
By: LEAF Financial Corporation

March 30, 2006                                                         By: /s/ CRIT DEMENT
                                                                    CRIT DEMENT
                                                                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit Dement CRIT S. DEMENT	Chairman of the Board, Chief Executive Officer of the General Partner	March 30, 2006

/s/ Miles Herman MILES HERMAN	President, Chief Operating Officer and Director of the General Partner	March 30, 2006

/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ	Chief Financial Officer, Treasurer of the General Partner	March 30, 2006

/s/ Jonathan Z. Cohen JONATHAN Z. COHEN	Director of the General Partner	March 30, 2006

/s/ Alan D. Schreiber, M.D. ALAN D. SCHREIBER, M.D.	Director of the General Partner	March 30, 2006

/s/ Linda Richardson LINDA RICHARDSON	Director of the General Partner	March 30, 2006