Form 10-Q
period 2006-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2006-05-15
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(215) 569-1844
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash	$3,403,566	$3,205,731
Restricted cash	1,881,765	1,887,933
Accounts receivable	104,731	89,702
Due from lockbox	955,766	1,343,985
Investment in direct financing leases and notes, net	78,379,159	80,782,648
Investment in operating leases, net of accumulated depreciation of $1,261,075 and $1,069,031, respectively	1,570,597	1,743,257
Fair value of interest rate swap	966,219	658,610
Other assets	1,056,757	1,080,860
	$88,318,560	$90,792,726
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$74,637,799	$77,326,886
Accounts payable and accrued expenses	385,066	418,278
Due to related parties, net	576,169	818,235
Security deposits	1,213,662	801,235
Total liabilities	76,812,696	79,364,634
Partners’ Capital	11,505,864	11,428,092
	$88,318,560	$90,792,726

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Interest on equipment financings	$1,520,205	$1,193,084
Rental income	231,417	244,641
Gain (loss) on sale of equipment and lease dispositions, net	104,275	(2,882)
Other	136,231	75,255
	1,992,128	1,510,098

Expenses:
Interest expense	1,072,280	832,793
Depreciation on operating leases	192,044	202,522
Provision for credit losses	145,474	240,450
Management fee to related party	234,316	154,239
Administrative expense reimbursed to related party	103,858	140,261
General and administrative expenses	131,783	105,237
	1,879,755	1,675,502
Net income (loss)	$112,373	$(165,404)

Weighted average number of limited partner units outstanding during the period	171,746	171,746
Net income (loss) attributed to limited partners per unit	$0.65	$(0.95)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income
	Amount	Units	Amount	Income	Total	Total
Balance, January 1, 2006	$(40,739)	171,746	$10,810,221	$658,610	$11,428,092
Cash distributions paid	(3,422)	-	(338,788)	−	(342,210)
Net income	1,124	-	111,249	−	112,373	$112,373
Unrealized gain on hedging derivative	−	−	−	307,609	307,609	307,609
Balance, March 31, 2006	$(43,037)	171,746	$10,582,682	$966,219	$11,505,864	$419,982

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$112,373	$(165,404)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of equipment and lease dispositions net	(104,275)	2,882
Depreciation	192,044	202,522
Amortization of deferred financing costs	31,921	43,160
Provision for credit losses, net of recoveries	145,474	240,450
Changes in operating assets and liabilities:
Accounts receivable	(15,029)	(64,437)
Due from lockbox	388,219	191,104
Other assets	(6,242)	(62,543)
Accounts payable and accrued expenses	(33,212)	(269,715)
Due to related parties, net	(242,066)	(793,775)
Net cash provided by (used in) operating activities	469,207	(675,756)

Cash flows from investing activities:
Investments in direct financing leases and notes	(6,147,352)	(43,485,136)
Acquisitions of equipment under operating leases	(19,384)	(1,080,017)
Proceeds from direct financing leases and notes, net of earned income	8,881,122	4,844,189
Security deposits, net	40,947	494,661
Net cash provided by (used in) investing activities	2,755,333	(39,226,303)

Cash flows from financing activities:
Decrease in restricted cash	6,168	4,882,473
Increase in deferred financing costs	(1,576)	(9,867)
Proceeds from debt	5,943,963	53,109,263
Repayment of debt	(8,633,050)	(16,987,690)
Partners’ distributions paid	(342,210)	(342,212)
Net cash (used in) provided by financing activities	(3,026,705)	40,651,967

Increase in cash	197,835	749,908
Cash, beginning of period	3,205,731	2,310,880
Cash, end of period	$3,403,566	$3,060,788

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund I, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation (the “General Partner”). The General Partner is a subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc., (“RAI”). RAI is a publicly traded company (Nasdaq: REXI) operating in the financial fund management, real estate, and equipment finance sectors. As of August 15, 2004, the date its offering period terminated, the Fund had raised $17,060,772 through the sale of 171,746 limited partner units.

The Fund acquires a diversified portfolio of equipment to finance to end users throughout the United States. The Fund also acquires existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

As of March 31, 2006 and December 31, 2005, in addition to its 1% General Partner interest, the General Partner also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Fund’s Limited Partnership Agreement (the “Partnership Agreement”).

The consolidated financial statements and notes thereto as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the March 31, 2005 consolidated financial statements to conform to the March 31, 2006 presentation.

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

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Use of Estimates − (Continued)

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

The Fund reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded if the carrying amount of the assets exceed their estimated fair values.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of March 31, 2006, the Fund had deposits at two banks totaling $3,435,615 of which $3,235,615 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

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

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition − (Continued)

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2006 and 2005.

Notes Receivable. The Fund’s investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment.

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

Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2006 and 2005, the Fund paid interest of $1,039,065 and $723,192, respectively.

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

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

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

NOTE 3 − RESTRICTED CASH

Restricted cash as of March 31, 2006 and December 31, 2005 includes cash being held in reserve by the Fund’s lenders.

NOTE 4 − DUE FROM LOCKBOX

Customer payments are deposited into a lockbox shared with the Fund’s General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying Consolidated Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

NOTE 5 -INVESTMENT IN LEASES AND NOTES

The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 87 months. The interest rates on notes receivable generally range from 7% to 12%. As of March 31, 2006 and December 31, 2005, 23% of equipment financings were located in California. The following table sets forth investment in direct financings leases and notes, net:

	March 31,	December 31,
	2006	2005
Direct financing leases	$72,369,119	$75,565,985
Notes receivable	6,310,040	5,621,663
	78,679,159	81,187,648
Allowance for possible losses	(300,000)	(405,000)
	$78,379,159	$80,782,648

The components of the net investment in direct financing leases as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005
Total future minimum lease payments	$80,258,281	$84,051,541
Unearned income	(8,971,541)	(9,167,115)
Residuals, net of unearned residual income	1,082,379	681,559
	$72,369,119	$75,565,985

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

NOTE 5 -INVESTMENT IN LEASES AND NOTES − (Continued)

The following is a summary of the Fund’s allowance for possible losses for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Allowance for possible losses, beginning of the period	$405,000	$120,000
Provision for credit losses	145,474	240,450
Net write-offs	(250,474)	(110,450)
Allowance for possible losses, end of the period	$300,000	$250,000

The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing leases, notes and operating leases at March 31, 2006 are as follows:

Annual Periods Ending March 31,	Direct Financing Leases	Notes	Operating Leases	Total
2007	$33,430,876	$1,717,328	$749,675	$35,897,879
2008	23,071,211	1,385,322	387,046	24,843,579
2009	14,508,188	1,075,444	167,465	15,751,097
2010	7,117,030	940,826	77,455	8,135,311
2011	1,581,348	684,202	−	2,265,550
Thereafter	549,628	506,918	−	1,056,546
	$80,258,281	$6,310,040	$1,381,641	$87,949,962

NOTE 6− OTHER ASSETS

As of March 31, 2006 and December 31, 2005, other assets include $544,304 and $574,649, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of March 31, 2006 and December 31, 2005 is $231,219 and $199,298, respectively.

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

NOTE 7 - DEBT

The table below summarizes the Fund’s debt as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75.0 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from August 2011 to February 2013. The interest rate swap agreements fix the interest rate on this facility at 5.35% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for one year periods on December 31, 2006 and 2007.
	$61,548,351	$62,244,034

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. Interest and principle are due monthly, with a final maturity date of February 15, 2009	7,273,325	8,288,944

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 8% after security deposit. Interest and principle are due monthly, with a final maturity date of June 10, 2010.	5,816,123	6,793,908
Total outstanding debt	$74,637,799	$77,326,886

The debt maturity for each of the five succeeding twelve month periods ending March 31, and thereafter, are as follows:

2007	$28,870,539
2008	21,209,881
2009	13,855,595
2010	7,532,943
2011	2,210,660
Thereafter	958,181
$74,637,799

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

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

Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Fund measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by US GAAP is recognized in the consolidated statements of operations.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will exceed the benefits.

At March 31, 2006 and December 31, 2005, the notional amounts of the interest rate swaps were $60,676,787 and $61,628,998, respectively. For the three months ended March 31, 2006, the Fund had an unrealized gain of $307,609 on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the three months ended March 31, 2006 for hedge ineffectiveness. Assuming market rates remain constant with the rates of March 31, 2006, $443,000 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

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

The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the Limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the three months ended March 31, 2006 and 2005.

The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the three months ended March 31, 2006 and 2005.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Acquisition fees	$123,335	$891,303
Asset management fees	$234,316	$154,239
Reimbursed administrative expenses	$103,858	$140,261

Due from related parties, net as of March 31, 2005 and December 31, 2005, represents net monies due to the General Partner for management fees, reimbursed expenses and other advances.

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

NOTE 10 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions, if any, are made monthly as follows: 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their unpaid cumulative return (8% of their adjusted capital contribution) and thereafter, to investment and reinvestment in equipment financings or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the limited partners and 1% to the General Partner.

Net income for any fiscal period during the reinvestment period (the period commencing March 3, 2003 and ending August 15, 2009) is allocated 99% to the limited partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreement, will be allocated first to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the limited partners and 1% to the General Partner.

NOTE 11 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Fund, only include changes in the fair value of unrealized hedging gains.

NOTE 12 - NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic income (loss) per limited partnership unit equals dilutive net loss per limited partnership unit because there are no potential dilutive units.

(Back to Index)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for fiscal 2005. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

We are Lease Equity Appreciation Fund I L.P. (the “Fund”), a Delaware limited partnership that was formed on January 31, 2002. On June 30, 2004, our general partner, LEAF Asset Management, Inc. merged into its parent, LEAF Financial Corporation (“the General Partner” or “LEAF”). LEAF is a subsidiary of Resource Leasing, Inc., a wholly-owned subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and equipment finance sectors.

As of August 15, 2004, the date our offering period terminated, we had raised $17,060,772 through the sale of 171,746 limited partner units.

We acquire diversified portfolios of new, used or reconditioned equipment that we lease to third-parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, industrial equipment, medical equipment and telecommunications equipment. Also, we focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1 billion or less in total assets; or

•	$100 million or less in total annual sales.

We expect that the per unit equipment cost for leases we originate generally will be between $20,000 and $2 million. Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing and operating leases which are recorded in accordance with generally accepted accounting principles in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease is 90 days or more delinquent, the lease is classified as being on non-accrual and we do not recognize interest income on that lease until the lease become less than 90 days delinquent.

(Back to Index)
We commenced operations on March 3, 2003. As of March 31, 2006, our portfolio contained 2,470 equipment leases with 2,306 individual end users located in 50 states. As of March 31, 2006, we had a net investment of $1,570,597 in equipment under operating leases and a net investment of $78,379,159 in direct financing leases and notes for a total investment in financing assets of $79,949,756. Our average original equipment cost per equipment lease transaction was $50,614 and $49,820, as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, the average initial term of our financings was 48 months and 47 months, respectively. As of March 31, 2006 and December 31, 2005, 23% of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2006, our outstanding debt was $74,637,799.

Our Lease Portfolio

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of March 31, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	March 31, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Industrial Equipment	$21,281	27.0%	Industrial Equipment	$22,098	27.2%
Medical Equipment	18,825	23.9	Medical Equipment	18,993	23.4
Computers	11,709	14.9	Computers	13,302	16.4
Office Equipment	9,113	11.5	Office Equipment	9,398	11.6
Garment Care	4,138	5.3	Software	4,269	5.2
Software	3,928	5.0	Garment Care	3,585	4.4
Building systems	3,037	3.9	Building systems	2,980	3.7
Restaurant Equipment	2,772	3.5	Restaurant Equipment	2,976	3.7
Communications	2,253	2.9	Communications	2,409	3.0
Agriculture	1,623	2.1	Agriculture	1,178	1.4
	$78,679	100.0%		$81,188	100.0%

Operating Leases

	March 31, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Office Equipment	$425	27.1%	Office Equipment	$505	29.1%
Computers	420	26.7	Computers	476	27.3
Industrial Equipment	365	23.2	Industrial Equipment	380	21.8
Communications	303	19.3	Communications	323	18.5
Medical Equipment	42	2.7	Medical Equipment	41	2.3
Software	14	0.9	Software	16	0.9
Restaurant Equipment	2	0.1	Restaurant Equipment	2	0.1
	$1,571	100.0%		$1,743	100.0%

(Back to Index)

The following schedules detail the type of business by standard industrial classification that lease our equipment as of March 31, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	March 31, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$41,051	52.2%	Services	$44,929	55.4%
Retail Trade	8,076	10.3	Retail Trade	8,897	11.0
Manufacturing	7,910	10.0	Manufacturing	8,774	10.8
Transportation/ Communication/Energy	3,493	4.4	Transportation/ Communication/Energy	3,826	4.7
Construction	3,271	4.2	Construction	3,640	4.5
Finance/Insurance/ Real Estate	2,996	3.8	Finance/Insurance/ Real Estate	3,125	3.8
Wholesale Trade	2,928	3.7	Wholesale Trade	3,085	3.8
Agriculture/Forestry/Fishing	1,812	2.3	Agriculture/Forestry/Fishing	2,446	3.0
Public Administration	1,403	1.8	Public Administration	1,246	1.5
Mining	43	0.1	Mining	47	0.1
Other	5,696	7.2	Other	1,173	1.4
	$78,679	100.0%		$81,188	100.0%

Operating Leases

	March 31, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$623	39.7%	Services	$706	40.3%
Construction	431	27.4	Construction	451	25.9
Wholesale Trade	180	11.5	Wholesale Trade	199	11.4
Manufacturing	112	7.1	Manufacturing	136	7.8
Transportation/ Communication/Energy	95	6.0	Transportation/ Communication/Energy	113	6.5
Finance/Insurance/ Real Estate	96	6.1	Finance/Insurance/ Real Estate	102	5.9
Public Administration	13	0.8	Public Administration	14	0.8
Retail Trade	11	0.7	Retail Trade	12	0.7
Mining	6	0.4	Mining	6	0.4
Other	4	0.3	Other	4	0.3
	$1,571	100.0%		$1,743	100.0%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of March 31, 2006 and December 31, 2005, our credit evaluation indicated the need for an allowance for possible losses of our lease assets of $300,000 and $405,000, respectively.

(Back to Index)

Results of Operations

Three Month Ended March 31, 2006 compared to Three Month Ended March 31, 2005

Total revenues increased to $1,992,128 for the three months ended March 31, 2006 as compared to $1,510,098 in the three months ended March 31, 2005, an increase of $482,030 (32%). This increase was primarily attributable to our average investment in direct financing leases and loans increasing to $80,615,612 for the three months ended March 31, 2006 as compared to $66,139,222 for the three months ended March 31, 2005, an increase of $14,476,390 (22%). This growth was driven by our General Partner’s increased sales and marketing efforts supported by lines of financing. This resulted in the following:

•	Interest income on equipment financings increased to $1,520,205 for the three months ended March 31, 2006 as compared to $1,193,084 for the three months March 31, 2005, an increase of $327,121 (27%).

•
Gain on sale of equipment and lease dispositions increased to $104,275 for the three month ended March 31, 2006 as compared to a loss of ($2,882) for the three months ended March 31, 2005, an increase of $107,157. Gains and losses from equipment and lease dispositions may vary significantly from period to period.

•
Other income increased to $136,221 for the three months ended March 31, 2006 as compared to $75,255 for the three months ended March 31, 2005, an increase of $60,966 (81%). Other income consists primarily of late fee and documentation fee income.

Total expenses increased to $1,879,755 for the three months ended March 31, 2006 as compared to $1,675,502 for the three months ended March 31, 2005, an increase of $204,253 (12%). This increase was primarily attributable to our growth in lease assets and the related debt incurred to finance the additional growth. Our average debt increased to $76,500,948 for the three months ended March 31, 2006 as compared to $62,857,090 for the three months ended March 31, 2005, an increase of $13,643,858 (22%). This resulted in the following:

•
Interest expense increased to $1,072,280 for the three months ended March 31, 2006 as compared to $832,793 for the three months ended March 31, 2005, an increase of $239,487 (29%) due to our increase in debt incurred to acquire equipment subject to leases.

•
Management fees increased to $234,316 for the three months ended March 31, 2006 as compared to $154,239 for the three months ended March 31, 2005, an increase of $80,077 (52%). This increase is directly attributable to our growth in lease assets, since management fees are paid based on lease payments received.

•	General and administrative expenses increased to $131,783 for the three months ended March 31, 2006 as compared to $105,237 for the three months ended March 31, 2005, an increase of $26,546 (25%).

These increases were partially offset by:

•
Our provision for credit losses decreased to $145,474 for the three months ended March 31, 2006 as compared to $240,450 for the three months ended March 31, 2005, a decrease of $94,976 (35%). The decrease in our provision for credit losses is principally a result of increased collection efforts and the maturing of the portfolio. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•
Administrative expenses reimbursed to related party decreased to $103,858 for the three month ended March 31, 2006 as compared to $140,261 for the three month ended March 31, 2005, a decrease of $36,403 (26%). As our investment in financing assets matures there is less expense incurred by our general partner to service our portfolio. As our portfolio matures, we require less support than during the start-up phase.

Our net income (loss) for the three months ended March 31, 2006 and 2005 was $112,373 and ($165,404), respectively. The net income (loss) per limited partnership unit, after the income (loss) allocated to our General Partner for the three months ended March 31, 2006 and 2005 was $0.65 and ($0.95), respectively, based on a weighted average number of limited partnership units outstanding of 171,746, during each period.

Partners’ distributions paid during the three months ended March 31, 2006 and 2005 were $342,210 and $342,212, respectively. Distributions to limited partners were 8% of invested capital.

(Back to Index)

Liquidity and Capital Resources

General

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners.

The following table sets forth our sources and uses of cash for the three months ended indicated:

	March 31,
	2006	2005
Net cash provided by (used in) operating activities	$469,207	$(675,756)
Net cash provided by (used in) investing activities	2,755,333	(39,226,303)
Net cash (used in) provided by financing activities	(3,026,705)	40,651,967
Increase in cash	$197,835	$749,908

Our liquidity is affected by our ability to leverage our portfolio through our credit facilities. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of March 31, 2006, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.

Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. As of March 31, 2006, our credit evaluation indicated the need for an allowance for possible losses of $300,000.

The increase in cash provided by operations is primarily due to the changes in operating assets and liabilities in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

We experienced a significant change in cash provided by (used in) investing and financing activities for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. These changes were driven by the addition of the $75.0 million West LB financing facility in December 2004, which allowed us to borrow $36,121,573, net of repayments of ($16,987,690) and invest $44,565,153 in financing assets for the three months ended March 31, 2005. During the three months ended March 31, 2006, our investing activities were the result of the reinvestment into new equipment financings from the cash derived from the run-off of existing equipment financing.

(Back to Index)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006, our outstanding debt totaled $74,637,799, which consists of fixed rate debt of $13,089,448 and variable rate debt of $61,548,351. To mitigate interest rate risk on the variable rate debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.35% on a weighted average basis.

ITEM 4. CONTROLS AND PROCEDURES

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

There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

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

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

May 15, 2006	/s/ Crit DeMent CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

May 15, 2006	/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner

(Back to Index)