Form 10-Q
period 2006-06-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2006-08-14
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

LEASE EQUITY APPRECIATION FUND I, L.P.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash	$3,784,885	$3,205,731
Restricted cash	1,925,934	1,887,933
Accounts receivable	90,635	89,702
Due from lockbox	546,472	1,343,985
Investment in direct financing leases and notes, net	86,270,325	80,782,648
Investment in operating leases, net of accumulated depreciation of $1,321,061 and $1,069,031, respectively	1,372,550	1,743,257
Fair value of interest rate swap	1,140,711	658,610
Other assets	969,627	1,080,860
	$96,101,139	$90,792,726
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$82,038,882	$77,326,886
Accounts payable and accrued expenses	314,428	418,278
Due to related parties, net	1,621,148	818,235
Security deposits	880,440	801,235
Total liabilities	84,854,898	79,364,634
Partners’ Capital	11,246,241	11,428,092
	$96,101,139	$90,792,726

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Interest on equipment financings	$1,568,770	$1,788,981	$3,088,975	$2,982,065
Rental income	199,384	265,557	430,801	510,197
Gain (loss) on sale of equipment and lease dispositions, net	61,941	(2,524)	166,216	(5,405)
Other	139,267	86,891	275,498	162,146
	1,969,362	2,138,905	3,961,490	3,649,003

Expenses:
Interest expense	1,086,149	1,240,338	2,158,429	2,073,131
Depreciation on operating leases	163,729	216,166	355,773	418,688
Provision for credit losses	193,786	312,785	339,260	553,235
Management fee to related party	300,352	224,101	534,668	378,339
Administrative expense reimbursed to related party	165,095	207,528	268,953	347,787
General and administrative expenses	144,547	152,121	276,330	257,360
	2,053,658	2,353,039	3,933,413	4,028,540
Net income (loss)	$(84,296)	$(214,133)	$28,077	$(379,537)

Weighted average number of limited partner units outstanding during the period	171,746	171,746	171,746	171,746
Net income (loss) attributed to limited partners per unit	$(0.49)	$(1.23)	$0.16	$(2.19)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income
	Amount	Units	Amount	Income	Total	Total
Balance, January 1, 2006	$(40,739)	171,746	$10,810,221	$658,610	$11,428,092
Cash distributions paid	(6,920)	-	(685,109)	−	(692,029)
Net income	281	-	27,796	−	28,077	$28,077
Unrealized gain on hedging derivative	−	−	−	482,101	482,101	482,101
Balance, June 30, 2006	$(47,378)	171,746	$10,152,908	$1,140,711	$11,246,241	$510,178

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$28,077	$(379,537)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of equipment and lease dispositions net	(166,216)	5,405
Depreciation	355,773	418,688
Amortization of deferred financing costs	63,865	82,624
Provision for credit losses, net of recoveries	339,260	553,235
Changes in operating assets and liabilities:
Accounts receivable	(933)	(85,030)
Due from lockbox	797,513	6,563
Other assets	48,944	(104,443)
Accounts payable and accrued expenses	(103,850)	(288,402)
Due to related parties, net	802,913	(556,297)
Net cash provided by (used in) operating activities	2,165,346	(347,194)

Cash flows from investing activities:
Investments in direct financing leases and notes	(23,965,745)	(51,406,742)
Acquisitions of equipment under operating leases	(19,384)	(1,080,018)
Proceeds from direct financing leases and notes, net of earned income	23,711,927	13,480,286
Increase in security deposits	79,205	435,947
Net cash used in investing activities	(193,997)	(38,570,527)

Cash flows from financing activities:
(Increase) decrease in restricted cash	(38,001)	5,226,025
Increase in deferred financing costs	(1,576)	(9,867)
Proceeds from debt	17,030,000	71,506,185
Repayment of debt	(17,690,589)	(35,322,372)
Partners’ distributions paid	(692,029)	(692,031)
Net cash (used in) provided by financing activities	(1,392,195)	40,707,940

Increase in cash	579,154	1,790,219
Cash, beginning of period	3,205,731	2,310,880
Cash, end of period	$3,784,885	$4,101,099

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

The Fund acquires diversified portfolios of equipment to finance to end users throughout the United States. The Fund also acquires existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

As of June 30, 2006 and December 31, 2005, in addition to its 1% General Partner interest, the General Partner also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Fund’s Limited Partnership Agreement (the “Partnership Agreement”).

The consolidated financial statements and notes thereto as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the June 30, 2005 consolidated financial statements to conform to the June 30, 2006 presentation.

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
June 30, 2006
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

The Fund’s allowance for possible losses is primarily based on factors that include the Fund’s historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and lease portfolio characteristics. The Fund’s policy is to charge off to the allowance those leases which are in default and for which management has determined the probability of collection to be remote.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of June 30, 2006, the Fund had deposits at two banks totaling $3,867,398 of which $3,667,398 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

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
June 30, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition − (Continued)

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the six months ended June 30, 2006 or 2005.

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

Supplemental Disclosure of Cash Flow Information

Information for the six months ended June 30, 2006 and 2005 respectively, is as follows:

	2006	2005
Cash paid for:
Interest	$2,099,193		$723,192
Non-cash activities:
Purchase of direct financing leases	$5,372,585	$	−
Note payable to General Partner	$5,372,585	$	−

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
June 30, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values due to the short maturities of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 8 are recorded at fair value in the accompanying consolidated balance sheet.

NOTE 3 − RESTRICTED CASH

Restricted cash as of June 30, 2006 and December 31, 2005 includes cash being held in reserve by the Fund’s lenders.

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

NOTE 5 -INVESTMENT IN LEASES AND NOTES

The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. The interest rates on notes receivable generally range from 7% to 11%. As of March 31, 2006 and December 31, 2005, 21% and 23% of equipment financings, respectively, were located in California. The following table sets forth investment in direct financings leases and notes, net:

	June 30,	December 31,
	2006	2005
Direct financing leases	$77,784,392	$75,565,985
Notes receivable	8,785,933	5,621,663
	86,570,325	81,187,648
Allowance for possible losses	(300,000)	(405,000)
	$86,270,325	$80,782,648

The components of the net investment in direct financing leases as of June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
Total future minimum lease payments	$87,400,535	$84,051,541
Unearned income	(10,383,194)	(9,167,115)
Residuals, net of unearned residual income	767,051	681,559
	$77,784,392	$75,565,985

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 5 -INVESTMENT IN LEASES AND NOTES − (Continued)

The following is a summary of the Fund’s allowance for possible losses for the periods indicated:

	Six Months Ended June 30,
	2006	2005
Allowance for possible losses, beginning of the period	$405,000	$120,000
Provision for credit losses	339,260	553,235
Net write-offs	(444,260)	(371,660)
Allowance for possible losses, end of the period	$300,000	$301,575

The future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes and operating leases at June 30, 2006 are as follows:

Annual Periods Ending June 30,	Direct Financing Leases	Notes	Operating Leases	Total
2007	$36,207,650	$2,266,826	$656,444	$39,130,920
2008	24,492,325	1,999,437	296,743	26,788,505
2009	15,305,587	1,525,769	142,343	16,973,699
2010	7,015,375	1,255,101	49,932	8,320,408
2011	2,391,947	952,773	−	3,344,720
Thereafter	1,987,651	786,027	−	2,773,678
	$87,400,535	$8,785,933	$1,145,462	$97,331,930

NOTE 6− OTHER ASSETS

As of June 30, 2006 and December 31, 2005, other assets include $512,360 and $574,649, respectively, of unamortized deferred financing costs that are being amortized over the terms of the related debt. Accumulated amortization as of June 30, 2006 and December 31, 2005 is $263,163 and $199,298, respectively.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 7 - DEBT

The table below summarizes the Fund’s debt as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75.0 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from August 2011 to July 2013. The interest rate swap agreements fix the interest rate on this facility at 5.35% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for one year periods on December 31, 2006 and 2007.
	$65,432,437	$62,244,034

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. Interest and principal are due monthly, with a with a final maturity date of February 15, 2009.	6,246,206	8,288,944

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 8% after security deposit. Interest and principal are due monthly, with a final maturity date of June 10, 2010.	4,987,654	6,793,908

Note Payable to General Partner, dated June 30, 2006 collateralized by specific lease receivable. The note has a maturity date of July 31, 2006 and accrues interest at 8% per annum. The note was repaid in July 2006.	5,372,585	−
Total outstanding debt	$82,038,882	$77,326,886

The debt maturity for each of the five succeeding twelve month periods ending June 30, and thereafter, are as follows:

2007	$34,153,555
2008	20,769,719
2009	14,508,195
2010	6,681,442
2011	3,770,421
Thereafter	2,155,550
$82,038,882

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 8 - DERIVATIVE INSTRUMENTS

The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through warehouse facilities are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise, causing an increase in the Fund’s borrowing costs. When the Fund originates financings, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost it will pay when it funds those leases and loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

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

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

At June 30, 2006 and December 31, 2005, the notional amounts of the interest rate swaps were $64,669,997 and $61,628,998, respectively. For the six months ended June 30, 2006, the Fund had an unrealized gain of $482,101 on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the three and six months ended June 30, 2006 for hedge ineffectiveness. Assuming market rates remain constant with the rates of June 30, 2006, $470,140 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
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

The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the Limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No sales were arranged and, therefore, no commissions were paid during the six months ended June 30, 2006 and 2005.

The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No equipment was re-leased and, therefore, no re-lease commissions were paid during the six months ended June 30, 2006 and 2005.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Acquisition fees	$288,925	$158,433	$412,260	$1,049,736
Asset management fees	$300,352	$224,101	$534,668	$378,339
Reimbursed administrative expenses	$165,095	$207,528	$268,953	$347,787

Due to related parties, net as of June 30, 2005 and December 31, 2005, represents net monies due to the General Partner for management fees, reimbursed expenses and other advances.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2006
(unaudited)

NOTE 10 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions, if any, are paid monthly as follows: 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their unpaid cumulative return (8% of their adjusted capital contribution) and thereafter, to investment and reinvestment in equipment financings or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the limited partners and 1% to the General Partner.

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

Our leases consist of direct financing and operating leases as defined by generally accepted accounting principles in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease is 90 days or more delinquent, the lease is classified as being on non-accrual and we do not recognize interest income on that lease until the lease become less than 90 days delinquent.

We commenced operations on March 3, 2003. As of June 30, 2006, our portfolio contained 2,779 equipment leases with 2,574 individual end users located in 50 states. As of June 30, 2006, we had a net investment of $1,372,550 in equipment under operating leases and a net investment of $86,270,325 in direct financing leases and notes for a total investment in financing assets of $87,642,875. Our average original equipment cost per equipment lease transaction was $49,467 and $49,820, as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, the average initial term of our financings was 49 months and 47 months, respectively. As of June 30, 2006 and December 31, 2005, 21% and 23% of our equipment, respectively, was located in California. No other state accounted for more than 10% of our equipment portfolio.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of June 30, 2006, our outstanding debt was $82,038,882.

Our Lease Portfolio

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of June 30, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	June 30, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Medical Equipment	$22,667	26.2%	Industrial Equipment	$22,098	27.2%
Industrial Equipment	20,421	23.6	Medical Equipment	18,993	23.4
Computers	16,939	19.6	Computers	13,302	16.4
Office Equipment	8,468	9.8	Office Equipment	9,398	11.6
Garment Care	4,072	4.7	Software	4,269	5.2
Software	3,925	4.5	Garment Care	3,585	4.4
Restaurant Equipment	3,062	3.5	Building systems	2,980	3.7
Building Systems	2,719	3.1	Restaurant Equipment	2,976	3.7
Communications	2,338	2.7	Communications	2,409	3.0
Agriculture	1,959	2.3	Agriculture	1,178	1.4
	$86,570	100.0%		$81,188	100.0%

Operating Leases

	June 30, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Office Equipment	$367	26.7%	Office Equipment	$505	29.1%
Computers	359	26.1	Computers	476	27.3
Industrial Equipment	332	24.2	Industrial Equipment	380	21.8
Communications	263	19.2	Communications	323	18.5
Medical Equipment	42	3.1	Medical Equipment	41	2.3
Software	7.5		Software	16	0.9
Restaurant Equipment	3.2		Restaurant Equipment	2	0.1
	$1,373	100.0%		$1,743	100.0%

The following schedules detail the type of business, by standard industrial classification, that lease our equipment as of June 30, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	June 30, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$49,123	56.7%	Services	$44,929	55.4%
Retail Trade	9,054	10.5	Retail Trade	8,897	11.0
Manufacturing	8,421	9.7	Manufacturing	8,774	10.8
Transportation/Communication/Energy	3,206	3.7	Transportation/Communication/Energy	3,826	4.7
Construction	3,845	4.4	Construction	3,640	4.5
Finance/Insurance/Real Estate	2,966	3.4	Finance/Insurance/Real Estate	3,125	3.8
Wholesale Trade	3,092	3.6	Wholesale Trade	3,085	3.8
Agriculture/Forestry/Fishing	1,846	2.1	Agriculture/Forestry/Fishing	2,446	3.0
Public Administration	1,812	2.1	Public Administration	1,246	1.5
Other	3,205	3.8	Other	1,220	1.5
	$86,570	100.0%		$81,188	100.0%

Operating Leases

	June 30, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$565	41.1%	Services	$706	40.3%
Construction	384	28.0	Construction	451	25.9
Wholesale Trade	136	9.9	Wholesale Trade	199	11.4
Manufacturing	93	6.8	Manufacturing	136	7.8
Transportation/Communication/Energy	83	6.0	Transportation/Communication/Energy	113	6.5
Finance/Insurance/Real Estate	82	6.0	Finance/Insurance/Real Estate	102	5.9
Public Administration	11	0.8	Public Administration	14	0.8
Retail Trade	10	0.7	Retail Trade	12	0.7
Other	9	0.7	Other	10	0.7
	$1,373	100.0%		$1,743	100.0%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of June 30, 2006 and December 31, 2005, our credit evaluation indicated the need for an allowance for possible losses of our lease assets of $300,000 and $405,000, respectively.

Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Total revenues decreased to $1,969,362 for the three months ended June 30, 2006 as compared to $2,138,905 for the three months ended June 30, 2005, a decrease of $169,543 (7.9%). This decrease was primarily attributable to our average investment in direct financing leases and loans decreasing to $82,097,680 for the three months ended June 30, 2006 as compared to $90,791,239 for the three months ended June 30, 2005, a decrease of $8,693,559 (9.6%). The decrease in revenues was a result of the following:

•	Interest income on equipment financings decreased to $1,568,770 for the three months ended June 30, 2006 as compared to $1,788,981 for the three months June 30, 2005 a decrease of $220,211 (12.3%).

•	Rental income decreased to $199,384 for the three months ended June 30, 2006 as compared to $265,557 for the three months ended June 30, 2005, a decrease of $66,173 (24.9%).

These decreases were partially offset by:

•
Gain on sale of equipment and lease dispositions increased to $61,941 for the three months ended June 30, 2006 as compared to a loss of $2,524 for the three months ended June 30, 2005, an increase of $64,465. Gains and losses from equipment and lease dispositions may vary significantly from period to period.

•
Other income increased to $139,267 for the three months ended June 30, 2006 as compared to $86,891 for the three months ended June 30, 2005, an increase of $52,376 (60.3%). Other income consists primarily of late fee income.  Late fee income has increased due to the increase and aging of the financing portfolio coupled with an increase in payment collection efforts.

Total expenses decreased to $2,053,658 for the three months ended June 30, 2006 as compared to $2,353,039 for the three months ended June 30, 2005, a decrease of $299,381 (12.7%). Our average debt decreased to $78,268,463 for the three months ended June 30, 2006 as compared to $87,598,938 for the three months ended June 30, 2005, a decrease of $9,330,475 (10.7%). This resulted in the following:

•
Interest expense decreased to $1,086,149 for the three months ended June 30, 2006 as compared to $1,240,338 for the three months ended June 30, 2005, a decrease of $154,189 (12.4%) due to our decrease in average debt outstanding.

•	General and administrative expenses decreased to $144,547 for the three months ended June 30, 2006 as compared to $152,121 for the three months ended June 30, 2005, a decrease of $7,574 (5.0%).

•
Our provision for credit losses decreased to $193,786 for the three months ended June 30, 2006 as compared to $312,785 for the three months ended June 30, 2005, a decrease of $118,999 (38.0%). The decrease in our provision for credit losses is principally a result of increased collection efforts and the maturing of the portfolio. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•
Administrative expenses reimbursed to related party decreased to $165,095 for the three months ended June 30, 2006 as compared to $207,528 for the three months ended June 30, 2005, a decrease of $42,433 (20.4%). As our investment in financing assets matures there is less expense incurred by our general partner to service our portfolio. As our portfolio matures, we require less support than during the start-up phase.

These decreases were partially offset by:

•
Management fees increased to $300,352 for the three months ended June 30, 2006 as compared to $224,101 for the three months ended June 30, 2005, an increase of $76,251 (34.0%). This increase is directly attributable to our continuing receipt of payments on lease assets, since management fees are paid based on lease payments received.

Our net (loss) for the three months ended June 30, 2006 and 2005 was ($84,296) and ($214,133), respectively. The net (loss) per limited partnership unit, after the (loss) allocated to our General Partner for the three months ended June 30, 2006 and 2005 was ($.49) and ($1.23), respectively, based on a weighted average number of limited partnership units outstanding of 171,746, during each period.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Total revenues increased to $3,961,490 for the six months ended June 30, 2006 as compared to $3,649,003 for the six months ended June 30, 2005, an increase of $312,487 (8.6%). This increase was primarily attributable to increases in other income and gain on sale of equipment and lease dispositions. This resulted in the following:

•	Interest income on equipment financings increased to $3,088,975 for the six months ended June 30, 2006 as compared to $2,982,065 for the six months June 30, 2005 an increase of $106,910 (3.6%).

•
Gain on sale of equipment and lease dispositions increased to $166,216 for the six months ended June 30, 2006 as compared to a loss of $5,405 for the six months ended June 30, 2005, an increase of $171,621 (3175%). Gains and losses from equipment and lease dispositions may vary significantly from period to period.

•
Other income increased to $275,498 for the six months ended June 30, 2006 as compared to $162,146 for the six months ended June 30, 2005, an increase of $113,352 (69.9%). Other income consists primarily of late fee income.

These increases were partially offset by the following:

•
Rental income decreased to $430,801 for the six months ended June 30, 2006 as compared to $510,197 for the six months ended June 30, 2005, a decrease of $79,396 (15.6%) as a result of terminating operating leases.

Total expenses decreased to $3,933,413 for the six months ended June 30, 2006 as compared to $4,028,540 for the six months ended June 30, 2005, a decrease of $95,127 (2.4%). This decrease was a result of the following:

•
Depreciation on operating leases decreased to $355,773 for the six months ended June 30, 2006 as compared to $418,688 for the six months ended June 30, 2005, a decrease of $62,915 (15%). This is a result of operating lease dispositions.

•
Our provision for credit losses decreased to $339,260 for the six months ended June 30, 2006 as compared to $553,235 for the six months ended June 30, 2005, a decrease of $213,975 (38.7%). The decrease in our provision for credit losses is principally a result of increased collection efforts and the maturing of the portfolio. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•
Administrative expenses reimbursed to related party decreased to $268,953 for the six months ended June 30, 2006 as compared to $347,787 for the six months ended June 30, 2005, a decrease of $78,834 (22.7%). As our investment in financing assets matures there is less expense incurred by our general partner to service our portfolio. As our portfolio matures, we require less support than during the start-up phase.

These decreases were partially offset by:

•
Interest expense increased to $2,158,429 for the six months ended June 30, 2006 as compared to $2,073,131 for the six months ended June 30, 2005, an increase $85,298 (4.1%) due to an increase in LIBOR. On June 30, 2006 the interest rate margin on our West LB facility was reduced from 1.10 to .95 bases points

•
Management fees increased to $534,668 for the six months ended June 30, 2006 as compared to $378,339 for the six months ended June 30, 2005, an increase of $156,329 (41.3%). This increase is directly attributable to our continuing receipt of payments on lease assets, since management fees are paid based on lease payments received.

•	General and administrative expenses increased to $276,330 for the six months ended June 30, 2006 as compared to $257,360 for the six months ended June 30, 2005, an increase of $18,970 (7.4%).

Six Months Ended June 30, 2006 compared to Six Months Ended June30, 2005

Our net income (loss) for the six months ended June 30, 2006 and 2005 was $28,077 and ($379,537), respectively. The net income (loss) per limited partnership unit, after the income (loss) allocated to our General Partner for the six months ended June 30, 2006 and 2005 was $.16 and ($2.19), respectively, based on a weighted average number of limited partnership units outstanding of 171,746, during each period.

Partners’ distributions paid for the six months periods ended June 30, 2006 and 2005 were $692,029 and $692,031, respectively. Distributions to limited partners were 8% of invested capital.

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

The following table sets forth our sources and uses of cash for the six months ended indicated:

	June 30,
	2006	2005
Net cash provided by (used in) operating activities	$2,165,346	$(347,194)
Net cash (used in) investing activities	(193,997)	(38,570,527)
Net cash (used in) provided by financing activities	(1,392,195)	40,707,940
Increase in cash	$579,154	$1,790,219

Our liquidity is affected by our ability to leverage our portfolio through our credit facilities. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of June 30, 2006, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.

Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. As of June 30, 2006, our credit evaluation indicated the need for an allowance for possible losses of $300,000.

The increase in cash provided by operations is primarily due to the changes in operating assets and liabilities in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

We experienced a significant change in cash provided by (used in) investing and financing activities for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. These changes were driven by the addition of the $75.0 million West LB financing facility in December 2004, which allowed us to borrow $36,183,813, net of repayments of $35,322,372 and invest $52,486,760 in financing assets for the six months ended June 30, 2005. During the six months ended June 30, 2006, our investing activities were the result of the reinvestment into new equipment financings from the cash derived from the run-off of existing equipment financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30 2006, our outstanding debt totaled $82,038,882, which consists of fixed rate debt of $16,606,445 and variable rate debt of $65,432,437. To mitigate interest rate risk on the variable rate debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.35% on a weighted average basis.

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

There have been no significant changes in our internal controls over financial reporting during the six months ended June 30, 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership (2)
4.1	Forms of letters sent to limited partners confirming their investment (2)
10.6	Amendment No. 3 to Secured Loan Agreement, dated June 28, 2006
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
_________________________

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

August 14, 2006	/s/ Crit DeMent CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

August 14, 2006	/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner