Form 10-Q
period 2006-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2006-11-14
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		PAGE

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets - September 30, 2006 (unaudited) and December 31, 2005	3
	Consolidated Statements of Operations Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)	4
	Consolidated Statement of Partners’ Capital and Comprehensive Income For the Nine Months Ended September 30, 2006 (unaudited)	5
	Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2006 and 2005 (unaudited)	6
	Notes to Consolidated Financial Statements - September 30, 2006 (unaudited)	7 − 14
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 − 20
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21
ITEM 4.	Controls and Procedures	21
PART II	OTHER INFORMATION
ITEM 6.	Exhibits	21
SIGNATURES		22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash	$4,614,489	$3,205,731
Restricted cash	2,007,560	1,887,933
Accounts receivable	50,278	89,702
Due from lockbox	529,051	1,343,985
Investment in direct financing leases and notes, net	86,174,848	80,782,648
Investment in operating leases, net of accumulated depreciation of $1,322,857 and $1,069,031, respectively	1,191,501	1,743,257
Fair value of interest rate swap	420,309	658,610
Other assets	1,215,626	1,080,860
	$96,203,662	$90,792,726
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$82,171,624	$77,326,886
Accounts payable and accrued expenses	284,678	418,278
Due to related parties	2,433,767	818,235
Security deposits	947,140	801,235
Total liabilities	85,837,209	79,364,634
Partners’ Capital	10,366,453	11,428,092
	$96,203,662	$90,792,726

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Interest on equipment financings	$1,746,788	$1,706,331	$4,835,763	$4,688,396
Rental income	172,960	246,114	603,761	756,311
Gain on sale of equipment and lease dispositions, net	192,570	63,655	358,786	58,249
Other	145,368	107,992	420,866	270,139
	2,257,686	2,124,092	6,219,176	5,773,095

Expenses:
Interest expense	1,193,696	1,201,831	3,352,125	3,274,962
Depreciation on operating leases	135,869	209,717	491,642	628,405
Provision for credit losses	229,994	446,693	569,254	999,928
Management fee to related party	265,055	218,124	799,723	596,463
Administrative expense reimbursed to related party	150,983	103,858	419,936	451,645
General and administrative expenses	91,658	131,553	367,988	388,913
	2,067,255	2,311,776	6,000,668	6,340,316
Net income (loss)	$190,431	$(187,684)	$218,508	$(567,221)

Weighted average number of limited partner units outstanding during the period	171,746	171,746	171,746	171,746
Net income (loss) attributed to limited partners per unit	$1.10	$(1.08)	$1.26	$(3.27)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income (Loss)
	Amount	Units	Amount	Income	Total	Total
Balance, January 1, 2006	$(40,739)	171,746	$10,810,221	$658,610	$11,428,092
Cash distributions paid	(10,419)	-	(1,031,427)	−	(1,041,846)
Net income	2,185	-	216,323	−	218,508	$218,508
Unrealized loss on hedging derivative	−	−	−	(238,301)	(238,301)	(238,301)
Balance, September 30, 2006	$(48,973)	171,746	$9,995,117	$420,309	$10,366,453	$(19,793)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$218,508	$(567,221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of equipment and lease dispositions net	(358,786)	(58,249)
Depreciation	491,642	628,405
Amortization of deferred financing costs	95,832	114,698
Provision for credit losses, net of recoveries	569,254	999,928
Changes in operating assets and liabilities:
Accounts receivable	39,424	(78,134)
Due from lockbox	814,934	(263,540)
Other assets	(227,515)	(375,519)
Accounts payable and accrued expenses	(133,600)	(354,390)
Due to related parties, net	1,615,532	(413,429)
Net cash provided by (used in) operating activities	3,125,225	(367,451)

Cash flows from investing activities:
Investments in direct financing leases and notes	(33,818,498)	(52,620,474)
Acquisitions of equipment under operating leases	(35,452)	(1,080,018)
Proceeds from direct financing leases and notes, net of earned income	28,311,396	21,783,281
Increase in security deposits	145,904	413,847
Net cash used in investing activities	(5,396,650)	(31,503,364)

Cash flows from financing activities:
(Increase) decrease in restricted cash	(119,626)	5,277,769
Increase in deferred financing costs	(3,083)	(9,867)
Proceeds from debt	31,702,803	72,831,858
Repayment of debt	(26,858,065)	(44,115,493)
Partners’ distributions paid	(1,041,846)	(1,041,847)
Net cash provided by financing activities	3,680,183	32,942,420

Increase in cash	1,408,758	1,071,605
Cash, beginning of period	3,205,731	2,310,880
Cash, end of period	$4,614,489	$3,382,485

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

As of September 30, 2006 and December 31, 2005, in addition to its 1% General Partner interest, the General Partner also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Fund’s Limited Partnership Agreement (the “Partnership Agreement”).

The consolidated financial statements and notes thereto as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the September 30, 2005 and the December 31, 2005 consolidated financial statements to conform to the September 30, 2006 presentation.

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
September 30, 2006
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

The Fund’s allowance for possible losses is based on factors that include the Fund’s historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and lease portfolio characteristics. The Fund’s policy is to charge off to the allowance those leases which are in default and for which management has determined the probability of collection to be remote.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of September 30, 2006, the Fund had deposits at two banks totaling $4,723,145, of which $4,523,145 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

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
September 30, 2006
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition − (Continued)

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the nine months ended September 30, 2006 or 2005.

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

The Fund generally discontinues the recognition of revenue for direct financing leases and notes for which payments are more than 90 days past due.

Fees from delinquent payments are recognized when received and are included in other income.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Supplemental Disclosure of Cash Flow Information

Information for the nine months ended September 30, 2006 and 2005 respectively, is as follows:

	2006	2005
Cash paid for:
Interest	$3,240,449	$3,123,569

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2006
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

NOTE 3 − RESTRICTED CASH

Restricted cash as of September 30, 2006 and December 31, 2005 includes cash being held in reserve by the Fund’s lenders.

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

NOTE 5 -INVESTMENT IN LEASES AND NOTES

The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. The interest rates on notes receivable generally range from 7% to 11%. As of September 30, 2006 and December 31, 2005, 21% and 23% of equipment financings, respectively, were located in California. The following table sets forth investment in direct financings leases and notes, net:

	September 30,	December 31,
	2006	2005
Direct financing leases	$76,903,003	$75,565,985
Notes receivable	9,571,845	5,621,663
	86,474,848	81,187,648
Allowance for possible losses	(300,000)	(405,000)
	$86,174,848	$80,782,648

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2006
(unaudited)

NOTE 5 -INVESTMENT IN LEASES AND NOTES − (Continued)

The components of the net investment in direct financing leases as of September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
Total future minimum lease payments	$86,560,886	$84,051,541
Unearned income	(10,517,474)	(9,167,115)
Residuals, net of unearned residual income	859,591	681,559
	$76,903,003	$75,565,985

The following is a summary of the Fund’s allowance for possible losses for the periods indicated:

	Nine Months Ended September 30,
	2006	2005
Allowance for possible losses, beginning of the period	$405,000	$120,000
Provision for credit losses	569,254	999,928
Net write-offs	(674,254)	(798,353)
Allowance for possible losses, end of the period	$300,000	$321,575

The future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases at September 30, 2006 are as follows:

Annual Periods Ending September 30,	Direct Financing Leases	Notes	Operating Leases	Total
2007	$36,060,404	$2,574,484	$562,465	$39,197,353
2008	23,521,385	2,131,051	236,325	25,888,761
2009	14,947,659	1,727,307	121,542	16,796,508
2010	6,742,395	1,371,803	23,442	8,137,640
2011	2,543,327	1,012,564	−	3,555,891
Thereafter	2,745,716	754,636	−	3,500,352
	$86,560,886	$9,571,845	$943,774	$97,076,505

NOTE 6− OTHER ASSETS

As of September 30, 2006 and December 31, 2005, other assets include $481,900 and $574,649, respectively, of unamortized deferred financing costs that are being amortized over the terms of the related debt. Accumulated amortization as of September 30, 2006 and December 31, 2005 is $295,130 and $199,298, respectively.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2006
(unaudited)

NOTE 7 - DEBT

The table below summarizes the Fund’s debt as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75.0 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. As of June 30, 2006 interest on this facility was reduced to LIBOR plus .95% per annum from 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from August 2011 to July 2013. As of September 30, 2006, the interest rate swap agreements fix the interest rate on the outstanding balance at 5.56% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for one year periods on December 31, 2006 and 2007.
	$72,724,824	$62,244,034

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. Interest and principal are due monthly, with a final maturity date of February 15, 2009	5,261,432	8,288,944

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 8% after security deposit. Interest and principal are due monthly, with a final maturity date of June 10, 2010.	4,185,368	6,793,908

Total outstanding debt	$82,171,624	$77,326,886

The debt maturity for each of the five succeeding twelve month periods ending September 30, and thereafter, are as follows:

2007	$32,081,372
2008	21,522,209
2009	15,241,968
2010	7,295,913
2011	3,373,925
Thereafter	2,656,237
$82,171,624

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2006
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

Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Fund measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by U.S. GAAP is recognized in the consolidated statements of operations.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

At September 30, 2006 and December 31, 2005, the notional amounts of the interest rate swaps were $71,502,289 and $61,628,998, respectively. For the nine months ended September 30, 2006, the Fund had an unrealized loss of $238,301 on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the three and nine months ended September 30, 2006 for hedge ineffectiveness. Assuming market rates remain constant with the rates of September 30, 2006, $227,000 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
September 30, 2006
(unaudited)

NOTE 9 - TRANSACTIONS WITH AFFILIATES − (Continued)

The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the nine months ended September 30, 2006 and 2005.

The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the nine months ended September 30, 2006 and 2005.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Acquisition fees	$123,394	$24,274	$535,654	$1,074,010
Asset management fees	$265,055	$218,124	$799,723	$596,463
Reimbursed administrative expenses	$150,983	$103,858	$419,936	$451,645

Due to related parties, as of September 30, 2006 and December 31, 2005, represents net monies due to the General Partner for management fees, reimbursed expenses and other advances.

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

NOTE 11 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income (loss) and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Fund, only include changes in the fair value of unrealized hedging gains.

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

We acquire diversified portfolios of new, used or reconditioned equipment that we lease to third-parties. We also acquire portfolios of equipment subject to existing leases and notes from other equipment lessors. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, industrial equipment, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

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

We commenced operations on March 3, 2003. As of September 30, 2006, our portfolio contained 2,888 equipment leases with 2,672 individual end users located in 50 states. As of September 30, 2006, we had a net investment of $1,191,501 in equipment under operating leases and a net investment of $86,174,848 in direct financing leases and notes for a total investment in financing assets of $87,366,349. Our average original equipment cost per equipment lease transaction was $49,878 and $49,820, as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, the average initial term of our financings was 49 months and 47 months, respectively. As of September 30, 2006 and December 31, 2005, 21% and 23% of our equipment, respectively, was located in California. No other state accounted for more than 10% of our equipment portfolio.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2006, our outstanding debt was $82,171,624.

Our Lease Portfolio

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of September 30, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	September 30, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Medical Equipment	$27,196	31.4%	Industrial Equipment	$22,098	27.2%
Industrial Equipment	19,330	22.3	Medical Equipment	18,993	23.4
Computers	14,690	17.0	Computers	13,302	16.4
Office Equipment	7,725	8.9	Office Equipment	9,398	11.6
Garment Care	3,567	4.1	Software	4,269	5.2
Software	3,502	4.1	Garment Care	3,585	4.4
Agriculture	2,835	3.3	Building systems	2,980	3.7
Restaurant equipment	2,740	3.2	Restaurant Equipment	2,976	3.7
Communications	2,734	3.2	Communications	2,409	3.0
Building Systems	2,156	2.5	Agriculture	1,178	1.4
	$86,475	100.0%		$81,188	100.0%

Operating Leases

	September 30, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Office Equipment	$378	31.7%	Office Equipment	$505	29.1%
Industrial Equipment	324	27.2	Computers	476	27.3
Communications	242	20.3	Industrial Equipment	380	21.8
Computers	199	16.7	Communications	323	18.5
Medical Equipment	42	3.5	Medical Equipment	41	2.3
Software	5	0.4	Software	16	0.9
Restaurant Equipment	2	0.2	Restaurant Equipment	2	0.1
	$1,192	100.0%		$1,743	100.0%

The following schedules detail the type of business, by standard industrial classification, that lease our equipment as of September 30, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	September 30, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$50,666	58.6%	Services	$44,929	55.4%
Manufacturing	8,850	10.2	Retail Trade	8,897	11.0
Retail Trade	8,379	9.7	Manufacturing	8,774	10.8
Construction	4,569	5.3	Transportation/Communication/Energy	3,826	4.7
Transportation/Communication/Energy	3,288	3.8	Construction	3,640	4.5
Wholesale Trade Real Estate	3,196	3.7	Finance/Insurance/Real Estate	3,125	3.8
Finance/Insurance/Real Estate	2,741	3.2	Wholesale Trade	3,085	3.8
Agriculture/Forestry/Fishing	2,503	2.9	Agriculture/Forestry/Fishing	2,446	3.0
Public Administration	345	0.4	Public Administration	1,246	1.5
Other	1,938	2.2	Other	1,220	1.5
	$86,475	100.0%		$81,188	100.0%

Operating Leases

	September 30, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$489	40.9%	Services	$706	40.3%
Construction	377	31.7	Construction	451	25.9
Wholesale Trade	96	8.1	Wholesale Trade	199	11.4
Manufacturing	76	6.3	Manufacturing	136	7.8
Transportation/Communication/Energy	70	5.8	Transportation/Communication/Energy	113	6.5
Finance/Insurance/Real Estate	66	5.5	Finance/Insurance/Real Estate	102	5.9
Public Administration	5	0.5	Public Administration	14	0.8
Retail Trade	2	0.2	Retail Trade	12	0.7
Other	11	1.0	Other	10	0.7
	$1,192	100.0%		$1,743	100.0%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of September 30, 2006 and December 31, 2005, our credit evaluation indicated the need for an allowance for possible losses on our investments in leases and notes of $300,000 and $405,000, respectively.

Results of Operations

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Total revenues increased to $2,257,686 for the three months ended September 30, 2006 as compared to $2,124,092 for the three months ended September 30, 2005, an increase of $133,594 (6.3%). This increase was primarily attributable to our gain on sale of equipment increasing to $192,570 for the three months ended September 30, 2006 as compared to $63,655 for the three months ended September 30, 2005, an increase of $128,915 (202.5%). The increase in revenues was a result of the following:

•
Other income increased to $145,368 for the three months ended September 30, 2006 as compared to $107,992 for the three months ended September 30, 2005, an increase of $37,376 (34.6%). Other income consists primarily of late fee income.

This increase was partially offset by:

•
Rental income decreased to $172,960 for the three months ended September 30, 2006 as compared to $246,114 for the three months ended September 30, 2005, a decrease of $73,154 (3.0%). This decrease was primarily related to operating lease reaching term.

Total expenses decreased to $2,067,255 for the three months ended September 30, 2006 as compared to $2,311,776 for the three months ended September 30, 2005, a decrease of $244,521 (10.6%). The decrease in expenses was a result of the following:

•
Depreciation on operating leases decreased to $135,869 for the three months ended September 30, 2006 as compared to $209,717 for the three months ended September 30, 2005, a decrease of $73,848 (35.2%). This decrease is principally the result of operating leases reaching term.

•
Our provision for credit losses decreased to $229,994 for the three months ended September 30, 2006 as compared to $446,693 for the three months ended September 30, 2005, a decrease of $216,699 (48.5%). The decrease in our provision for credit losses is principally a result of increased collection efforts and the maturing of the portfolio. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

These decreases were partially offset by:

•
Administrative expenses reimbursed to related party increased to $150,983 for the three months ended September 30, 2006 as compared to $103,858 for the three months ended September 30, 2005, an increase of $47,125 (45.4%).

•
Management fees increased to $265,055 for the three months ended September 30, 2006 as compared to $218,124 for the three months ended September 30, 2005, an increase of $46,931 (21.5%). This increase is directly attributable to the increase in receipts of financing assets, since management fees are paid based on lease payments received.

Our net income (loss) for the three months ended September 30, 2006 and 2005 was $190,431 and ($187,684), respectively. The net income (loss) per limited partnership unit, after the loss allocated to our General Partner for the three months ended September 30, 2006 and 2005 was $1.10 and ($1.08), respectively, based on a weighted average number of limited partnership units outstanding of 171,746, during each period.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005
Total revenues increased to $6,219,176 for the nine months ended September 30, 2006 as compared to $5,773,095 for the nine months ended September 30, 2005, an increase of $446,081 (7.7%). This increase was primarily attributable to increases in other income and gain on sale of equipment and lease dispositions. This resulted in the following:

•
Interest income on equipment financings increased to $4,835,763 for the nine months ended September 30, 2006 as compared to $4,688,396 for the nine months September 30, 2005 an increase of $147,367 (3.1%).

•
Gain on sale of equipment and lease dispositions increased to $358,786 for the nine months ended September 30, 2006 as compared to $58,249 for the nine months ended September 30, 2005, an increase of $300,537 (515.9%). Gains and losses from equipment and lease dispositions may vary significantly from period to period.

•
Other income increased to $420,866 for the nine months ended September 30, 2006 as compared to $270,139 for the nine months ended September 30, 2005, an increase of $150,727 (55.8%). Other income consists primarily of late fee income. Late fee income has increased due to the increase of the financing portfolio and an increase in payment collection efforts.

These increases were partially offset by the following:

•
Rental income decreased to $603,761 for the nine months ended September 30, 2006 as compared to $756,311 for the nine months ended September 30, 2005, a decrease of $152,550 (20.2%). This decrease is principally the result of operating leases reaching term.

Total expenses decreased to $6,000,668 for the nine months ended September 30, 2006 as compared to $6,340,316 for the nine months ended September 30, 2005, a decrease of $339,648 (5.4%). This decrease was a result of the following:

•
Depreciation on operating leases decreased to $491,642 for the nine months ended September 30, 2006 as compared to $628,405 for the nine months ended September 30, 2005, a decrease of $136,763 (21.8%). This decrease is principally the result of operating leases reaching term.

•
Our provision for credit losses decreased to $569,254 for the nine months ended September 30, 2006 as compared to $999,928 for the nine months ended September 30, 2005, a decrease of $430,674 (43.1%). The decrease in our provision for credit losses is principally a result of increased collection efforts and the maturing of the portfolio. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•
Administrative expenses reimbursed to related party decreased to $419,936 for the nine months ended September 30, 2006 as compared to $451,645 for the nine months ended September 30, 2005, a decrease of $31,709 (7.0%). As our investment in financing assets matures there is less expense incurred by our general partner to service our portfolio. As our portfolio matures, we require less support than during the start-up phase.

These decreases were partially offset by:

•
Interest expense increased to $3,352,125 for the nine months ended September 30, 2006 as compared to $3,274,962 for the nine months ended September 30, 2005, an increase of $77,163 (2.4%) due to an increase in LIBOR. On June 30, 2006 the interest rate margin on our West LB facility was reduced from 110 basis points to 95 basis points.

•
Management fees increased to $799,723 for the nine months ended September 30, 2006 as compared to $596,463 for the nine months ended September 30, 2005, an increase of $203,260 (34.1%). This increase is directly attributable to the increase in receipts from financing assets, since management fees are paid based on lease payments received.

Our net income (loss) for the nine months ended September 30, 2006 and 2005 was $218,508 and ($567,221), respectively. The net income (loss) per limited partnership unit, after the income (loss) allocated to our General Partner for the nine months ended September 30, 2006 and 2005 was $1.26 and ($3.27), respectively, based on a weighted average number of limited partnership units outstanding of $171,746, during each period.

Liquidity and Capital Resources

Partners’ distributions paid for the nine months periods ended September 30, 2006 and 2005 were $1,041,846 and $1,041,847, respectively. Distributions to limited partners were 8% of invested capital.

Our major sources of liquidity are cash generated from our equipment financing assets and our bank line of credit.

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in equipment financings and distributions to partners. In addition to cash generated from equipment financing assets, we plan to meet our cash requirements through our credit facilities.

The following table sets forth our sources and uses of cash for the nine months ended indicated:

	September 30,
	2006	2005
Net cash provided by (used in) operating activities	$3,125,225	$(367,451)
Net cash used in investing activities	(5,396,650)	(31,503,364)
Net cash provided by financing activities	3,680,183	32,942,420
Increase in cash	$1,408,758	$1,071,605

Our liquidity is affected by our ability to leverage our portfolio through our credit facilities. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of September 30, 2006, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.

Our liquidity could also be affected by higher than expected defaults on equipment financing assets which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible equipment financing assets, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar equipment financing assets. As of September 30, 2006, our credit evaluation indicated the need for an allowance for possible losses of $300,000.

The increase in cash provided by operations is primarily due to the changes in operating assets and liabilities in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

We experienced a significant change in cash provided by (used in) investing and financing activities for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. These changes were driven by the addition of the $75.0 million West LB financing facility in December 2004, which allowed us to borrow $28,716,365, net of repayments of $44,115,493 and invest $53,700,492 in financing assets for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, our investing activities were the result of the reinvestment into new equipment financings from the cash derived from the run-off of existing equipment financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30 2006, our outstanding debt totaled $82,171,624, which consists of fixed rate debt of $9,446,800 and variable rate debt of $72,724,824. To mitigate interest rate risk on the variable rate debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.35% on a weighted average basis.

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

There have been no significant changes in our internal controls over financial reporting during the nine months ended September 30, 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

November 14, 2006	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

November 14, 2006	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner