Form 10-K
period 2006-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2007-03-30
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number 333-84730

LEASE EQUITY APPRECIATION FUND I, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0492247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices)

(800) 819-5556
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	Not applicable

Securities registered pursuant to Section 12 (g) of the Act:
None

Title of Each Class
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The securities are not traded on a public market.

DOCUMENTS INCORPORATED BY REFERENCE
None

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K

		Page
PART I
ITEM 1:	Business	3
ITEM 1A:	Risk Factors	8
ITEM 1B:	Unresolved Staff Comments	10
ITEM 2:	Properties	10
ITEM 3:	Legal Proceedings	10
ITEM 4:	Submission of Matters to a Vote of Security Holders	10
PART II
ITEM 5:	Market for Registrant's Common Equity and Related Stockholder Matters	11
ITEM 6:	Selected Financial Data	11
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12
ITEM 7A:	Quantitative and Qualitative Disclosures about Market Risk	16
ITEM 8:	Financial Statements and Supplementary Data	17
ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
ITEM 9A:	Controls and Procedures	30
ITEM 9B:	Other Information	30
PART III
ITEM 10:	Directors and Executive Officers of the Registrant	30
ITEM 11:	Executive Compensation	33
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters	33
ITEM 13:	Certain Relationships and Related Transactions	33
ITEM 14:	Principal Accountant Fees and Services	33
PART IV
ITEM 15:	Exhibits, Financial Statement Schedules and Reports on Form 8-K	34
SIGNATURES		35

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities to Section 12 of the Act

Back to Index
Forward-Looking Statements

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT’S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT’S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. FOR A MORE COMPLETE DISCUSSION OF THE RISKS AND UNCERTAINTIES TO WHICH THE REGISTRANT IS SUBJECT; SEE ITEM 1A “RISK FACTORS.”

PART I

ITEM 1. BUSINESS

General

We are Lease Equity Appreciation Fund I, L.P., a Delaware limited partnership that was formed on January 31, 2002. Our General Partner is LEAF Financial Corporation. Our General Partner is a subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc., which is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate and equipment finance sectors. As of August 15, 2004, the date our offering period terminated, we raised $17,060,772 through the sale of 171,746 of our limited partner units.

We acquire diversified portfolios of equipment that are leased to third parties. We also seek to acquire portfolios of equipment subject to existing leases from other equipment lessors. Our principal objective is to generate regular cash distributions to the limited partners. The equipment we finance is principally for general business and industrial use and we focus on the small to mid sized business market, generally businesses with 500 or fewer employees, $1 billion or less in total assets or $100 million or less in total annual sales. We specialize in financing business essential equipment within a price range of $20,000 to $2 million. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, industrial equipment, medical equipment and telecommunications equipment.

We enter into both operating leases and full payout leases and equipment notes. Under operating leases, the rent we receive on a net present value basis will be in an amount that, when taken together with the amount we estimate we will receive from selling or re-leasing the equipment, or from extension payments after the termination of the initial lease, which we call the “residual,” will be sufficient to return our invested capital plus an appropriate return. Under full payout leases and notes, the payments we receive over the term of the financing will return our invested capital plus an appropriate return without consideration of the residual and the obligor may acquire the equipment at the end of the lease term for a nominal amount.

We commenced operations on March 3, 2003. As of December 31, 2006 our portfolio contained 2,885 equipment leases with 2,684 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of December 31, 2006, we had a net investment of $87,860,780 in direct financing leases and notes and a net investment of $1,039,378 in equipment under operating leases for a total investment in financing assets of $88,900,158.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2006, our outstanding debt was $82,363,785.

Back to Index

Our Lease Portfolio

The following schedules detail the type, net investment (before the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases and leases and notes (dollars in thousands):

Direct Financing Leases and Notes
	December 31, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Medical Equipment	$29,140	33.0%	Industrial Equipment	$22,098	27.2%
Industrial Equipment	19,100	21.6	Medical Equipment	18,993	23.4
Computers	13,477	15.3	Computers	13,302	16.4
Office Equipment	6,944	7.9	Office Equipment	9,398	11.6
Software	3,683	4.2	Software	4,269	5.2
Garment Care	3,373	3.8	Garment Care	3,585	4.4
Communications	3,172	3.6	Building Systems	2,980	3.7
Restaurant Equipment	2,432	2.7	Restaurant Equipment	2,976	3.7
Building Systems	2,048	2.3	Communications	2,409	3.0
Other	4,923	5.6	Agriculture	1,178	1.4
	$88,292	100.0%		$81,188	100.0%

Operating Leases
	December 31, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Office Equipment	$283	27.2%	Office Equipment	$505	29.1%
Industrial Equipment	266	25.6	Computers	476	27.3
Computers	243	23.4	Industrial Equipment	380	21.8
Communications	205	19.7	Communications	323	18.5
Medical Equipment	33	3.2	Medical Equipment	41	2.3
Software	7	0.7	Software	16	0.9
Restaurant Equipment	2	0.2	Restaurant Equipment	2	0.1
	$1,039	100.0%		$1,743	100.0%

Back to Index

The following schedules detail the type of business by standard industrial classification that lease our equipment (dollars in thousands):

Direct Financing Leases and Notes
	December 31, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$51,425	58.2%	Services	$44,929	55.4%
Manufacturing	9,030	10.2	Retail Trade	8,897	11.0
Retail Trade	7,747	8.8	Manufacturing	8,774	10.8
Construction	4,694	5.3	Construction	3,640	4.5
Wholesale Trade	4,386	5.0	Transportation/ Communication/Energy	3,826	4.7
Transportation/ Communication/Energy	3,409	3.9	Finance/Insurance/Real Estate	3,125	3.8
Agriculture/Forestry/Fishing	2,829	3.2	Wholesale Trade	3,085	3.8
Finance/Insurance/Real Estate	2,552	2.9	Agriculture/Forestry/Fishing	2,446	3.0
Public Administration	620	0.7	Public Administration	1,246	1.5
Other	1,600	1.8	Other	1,220	1.5
	$88,292	100.0%		$81,188	100.0%

Operating Leases
	December 31, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$438	42.2%	Services	$706	40.3%
Construction	313	30.1	Construction	451	25.9
Wholesale Trade	82	7.9	Wholesale Trade	199	11.4
Finance/Insurance/Real Estate	66	6.3	Manufacturing	136	7.8
Manufacturing	63	6.1	Transportation/ Communication/Energy	113	6.5
Transportation/ Communication/Energy	61	5.9	Finance/Insurance/Real Estate	102	5.9
Retail Trade	4	0.4	Public Administration	14	0.8
Public Administration	2	0.2	Retail Trade	12	0.7
Other	10	0.9	Other	10	0.7
	$1,039	100.0%		$1,743	100.0%

Our average original equipment cost per equipment lease transaction was $52,139. As of December 31, 2006 and 2005, the average initial term of our financings was 51 months and 47 months, respectively. As of December 31, 2006 and 2005, 19% and 22%, respectively, of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.

Back to Index

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of December 31, 2006, our credit evaluation indicated the need for an allowance for possible losses of $430,800.

Our allowance for possible losses is as follows:

	December 31,
	2006	2005
Balance at beginning of year	$405,000	$120,000
Provision for credit losses	909,794	1,352,191
Net write-offs	(883,994)	(1,067,191)
Balance at end of year	$430,800	$405,000

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

As of December 31, 2006, the outstanding balance of the secured financing we have obtained from three lenders was $82,363,785. These loans are described below.

On December 31, 2004, LEAF Fund I, LLC, our wholly owned subsidiary entered into a secured loan agreement with WestLB AG, New York Branch. This financing arrangement is a revolving line of credit, with an aggregate borrowing limit of $75.0 million collateralized by specific lease receivables and related equipment, with a credit reserve of 1%. As of December 31, 2006 the outstanding balance under this financing arrangement was $74,589,191. Interest on this facility is calculated at LIBOR plus .95%. To mitigate fluctuations in interest rates our subsidiary has entered into interest rate swap agreements which fix the interest rate on this facility at 5.63%. The loan agreement is renewable for a one year period on December 31, 2007. Interest and principal are due as payments are received under the leases.

In November 2003, we entered into a Master Loan and Security Agreement with OFC Capital, a division of ALFA Financial Corporation. Under the terms of the loan agreement, OFC makes available to us loans in an aggregate principal amount not to exceed $15.0 million. Each loan under the agreement equals 93% of the aggregate payments due under the related equipment lease or equipment finance transaction that collateralizes such loan, discounted at an interest rate of 6.9%. Each loan is funded subject to a credit reserve of 3% of the loan amount. As of December 31, 2006, the outstanding balance under this financing arrangement was $4,408,101. The balance is due February 15, 2009.

In September 2003, we entered into a financing arrangement with National City Commercial Capital Corporation (formerly Information Leasing Corporation, a subsidiary of Provident Bank of Cincinnati, Ohio). Under this arrangement, we assigned specified leases and their related receivables to National City Commercial Finance at a price generally equal to the sum of the receivables, discounted to present value at a discount rate of 5.79% and with a credit reserve of 8% after security deposit and transaction costs. As of December 31, 2006, the outstanding balance under this financing arrangement was $3,366,493. The loan is repayable as payments are made under the financings collateralizing the loan, with a final maturity date of June 10, 2010.

Back to Index

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

Our General Partner and its affiliates receive substantial fees and other compensation from us such as:

•
our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. Cash distributions paid to our General Partner in the years ended December 31, 2006, 2005 and 2004 were $13,879, $13,879 and $9,768 and respectively;

•
our General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance did not cover underwriting fees or sales commissions, but did cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2004 were $226,438.

•
our General Partner receives fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the years ended December 31, 2006, 2005 and 2004 were $697,168, $1,211,566 and $850,220 respectively;

•
our General Partner receives a subordinated annual asset management fee of either 3% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and notes. During the five-year reinvestment period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees earned to the General Partner for the years ended December 31, 2006, 2005 and 2004 were $1,063,586, $840,403 and $383,798, respectively;

•
our General Partner receives a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our limited partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the years ended December 31, 2006, 2005 and 2004;

•
our General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2006, 2005 and 2004 were $564,946, $554,611 and $482,180, respectively;

•
our General Partner is reimbursed for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to the General Partner for the years ended December 31, 2006, 2005 and 2004 were $564,946, $554,611 and $482,180, respectively;

•
Anthem Securities, Inc., which was the dealer-manager for the offering of our units and an affiliate of our General Partner, received an underwriting fee of 2% of the offering proceeds for obtaining and managing the group of broker-dealers who sold the units in our offering. From this fee, Anthem Securities reimbursed selling broker-dealers up to 1% of the proceeds of each unit sold by them for marketing expenses. Anthem Securities was entitled to receive sales commissions of 8% of the proceeds of each unit sold by it. For the year ended 2004, underwriting fees of $141,542 were paid to Anthem Securities. Anthem Securities did not sell any units and did not receive any sale commission during our offering period.

Back to Index
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

Employees

As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operations. Rather, the personnel of LEAF Financial Corporation and or its affiliates manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of LEAF Financial Corporation and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests. The officers of our General Partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our General Partner's affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our General Partner regarding the availability of these officers to manage us.

ITEM 1A. RISK FACTORS

Our success is subject to risks inherent in the equipment leasing business, any of which may affect our ability to operate profitably.

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

Back to Index

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

Our ability to recover the full equipment purchase price and our expected return in connection with an operating lease depends on the potential value of the equipment once the primary lease term expires. We call this the "residual value.” The residual value will depend upon numerous factors beyond our control, including:

•	whether the original lessee desires to retain the equipment;

•	the cost of comparable new equipment;

•	the obsolescence or poor condition of the leased equipment; and

•	the existence of a secondary market for the type of used equipment.

Interest rate changes may reduce the value of our portfolio and our returns on it.

Changes in interest rates affect the market value of our portfolio. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where it has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. Interest rate changes will also affect the return we obtain on new equipment leases. During a period of declining rates, our reinvestment of rental payments may be at lower rates than we obtained in prior equipment leases or the equipment leases being repaid, thereby reducing our gross revenues. Also, increases in interest on financing we obtain will not necessarily be reflected in increased rates of return on the equipment leases funded through that debt, which would adversely affect our net return on them. Accordingly, interest rate changes may materially affect our revenues, which in turn may affect the amount we are able to distribute to limited partners.

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

Back to Index

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the fourth quarter of the year ended December 31, 2006.

Back to Index

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our limited partnership units are not publicly traded. There is no market for our limited partnership units and it is unlikely that any will develop. The following table shows the number of equity security holders as of December 31, 2006:

Title of Class	Number of Partners as of December 31, 2006
Limited Partnership Interests	429
General Partnership Interest	1

Total distributions paid to limited partners for years ended December 31, 2006, 2005 and 2004 were $1,373,888, $1,373,982, and $967,980, respectively.

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

	For the Years Ended December 31,
	2006	2005	2004	2003
Revenues	$8,412,706	$7,703,829	$3,537,123	$2973,055
Expenses	$8,225,250	$8,387,692	$3,786,797	$1,369,340
Net income (loss)	$187,456	$(683,863)	$(249,674)	$(396,285)
Distributions to Partners	$1,387,767	$1,387,861	$977,748	$479,744
Weighted average number of limited partnership units outstanding during the year	$171,746	$171,746	$137,000	$61,149
Net income (loss) per weighted limited partnership unit − basic and fully diluted	$1.08	$(3.94)	$(1.80)	$(6.42)

	As of December 31,
	2006	2005	2004	2003	2002
Total assets	$97,436,905	$90,792,727	$66,530,058	$28,236,400		$1,001
Net investment in direct financing leases and notes	$87,860,780	$80,782,648	$53,582,361	$24,240,624	$	−
Equipment under operating leases, net	$1,039,378	$1,743,257	$1,569,754	$313,479	$	−
Debt	$82,363,785	$77,326,886	$51,461,671	$20,386,402	$	−
Partners’ capital	$9,961,456	$11,428,092	$12,789,065	$7,452,099		$1,001

Back to Index

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are Lease Equity Appreciation Fund I L.P. (the “Fund”), a Delaware limited partnership that was formed on January 31, 2002. On June 30, 2004, our General Partner, LEAF Asset Management, Inc. merged into its parent, LEAF Financial Corporation (“the General Partner” or “LEAF”), LEAF is a subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors.

As of August 15, 2004 the date our offering period terminated, we had raised $17,060,772, through the sale of 171,746 limited partner units.

We seek to acquire a diversified portfolio of equipment that is financed for third parties. We may also acquire portfolios of equipment subject to existing leases and notes from other equipment lessors. Our principal objective is to generate regular cash distributions to the limited partners. The equipment we finance is principally for general business and industrial use and we focus on the small to mid sized business market, generally businesses with 500 or fewer employees, $1.0 billion or less in total assets or $100.0 million or less in total annual sales. We specialize in financing business essential equipment within a price range of $20,000 to $2.0 million. The equipment we finance includes medical, industrial, computers, office, software, garment care, communications, restaurant and building systems.

Our leases consist of both direct financing and operating leases which are recorded in accordance with generally accepted accounting principles in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on the lease or note until the outstanding payment due becomes less than 90 days delinquent.

We commenced operations on March 3, 2003. As of December 31, 2006 our portfolio contained 2,885 equipment leases and notes with 2,684 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of December 31, 2006, we had a net investment of $87,860,780 in direct financing leases and notes and a net investment of $1,039,378 in equipment under operating leases for a total investment in financing assets of $88,900,158. Our average original equipment cost per equipment lease transaction was $52,139. As of December 31, 2006, the average initial term of our financings was 51 months.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2006 our outstanding debt was $82,363,785.

Results of Operations

Year Ended December, 31, 2006 Compared to Year Ended December 31, 2005

Total revenues increased to $8,412,706 for the year ended December 31, 2006 as compared to $7,703,829 in the year ended December 31, 2005, an increase of $708,877 (9.2%). We attribute this increase to the following:

•
Our interest income increased to $6,502,165 for the year ended December 31, 2006 as compared to $6,197,420 in the year ended December 31, 2005, an increase of $304,745 (4.9%). This is due to an increase in our financing assets to $87,860,780 in the year ended December 31, 2006 as compared to $80,782,648 in the year ended December 31, 2005, an increase of $7,078,132 (8.8%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing.

Back to Index

•
Our gain on sale of equipment increased to $542,926 for the year ended December 31, 2006 as compared to $126,281 in the year ended December 31, 2005, an increase of $416,645 (329.9%). Gains on sale of equipment may vary significantly from period to period due to the portfolio maturing. As the portfolio ages, there will be increased activities from early lease terminations and end of lease dispositions.

•
Other income increased to $606,797 for the year ended December 31, 2006 as compared to $387,437 in the year ended December 31, 2005, an increase of $219,360 (56.6%). Other income consists primarily of late fee income and handling fee income.

These increases were partially offset by the following:

•
Our rental income decreased to $760,818 for the year ended December 31, 2006 as compared to $992,691 in the year ended December 31, 2005, a decrease of $231,873 (23.4%). This decrease is due to operating leases reaching full term.

Total expenses decreased to $8,225,250 for the year ended December 31, 2006 as compared to $8,387,692 in the year December 31, 2005, a decrease of $162,442 (1.9%). We attribute this decrease to the following:

•
Our provision for credit losses decreased to $909,794 in the year ended December 31, 2006 as compared to $1,352,191 in the year ended December 31, 2005, a decrease of $442,397 (32.7%). This decrease is primarily attributable to an increased investment in collection efforts by our General Partner. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•
Depreciation expense from operating leases decreased to $617,079 in the year ended December 31, 2006 as compared to $820,650 in the year ended December 31, 2005, a decrease of $203,571 (24.8%). This decrease is due to operating leases reaching full term.

These decreases were partially offset by the following:

•
Interest expense increased to $4,550,017 in the year ended December 31, 2006 as compared to $4,344,009 in the year ended December 31, 2005, an increase of $206,008 (4.7%). This increase is due to the increase of our debt incurred to acquire equipment financing assets. Debt increased to $82,363,785 at December 31, 2006 as compared to $77,326,886 at December 31, 2005, an increase of $5,036,899 (6.5%).

•
Management fees increased to $1,063,586 in the year ended December 31, 2006 as compared to $840,403 in the year ended December 31, 2005, an increase of $223,183 (26.6%). This increase is directly attributable to improved collection efforts by our General Partner and our growth in equipment financing assets, since management fees are paid based on payments received.

•
General and administrative expenses increased to $519,828 in the year ended December 31, 2006 as compared to $475,828 in the year ended December 31, 2005, an increase of $44,000 (9.2%). This increase is primarily attributable to an increase in legal costs associated with increased collection efforts.

Our net income for the year ended December 31, 2006 was $187,456 as compared to our net loss of ($683,863) in the year ended December 31, 2005. The income (loss) per limited partnership unit, after the income (loss) allocated to our General Partner for the years ended December 31, 2006 and 2005 was $1.08 and ($3.94), respectively, based on a weighted average number of limited partnership units outstanding of 171,746.

Partners’ distributions paid during the years ended December 31, 2006 and December 31, 2005 were $1,387,767 and $1,387,861, respectively. The distributions represented 8% of invested capital of the limited partners.

Year Ended December, 31, 2005 Compared to Year Ended December 31, 2004

Total revenues increased to $7,703,829 for the year ended December 31, 2005 as compared to $3,537,123 in the year ended December 31, 2004, an increase of $4,166,706 (117.8%). This increase was primarily attributable to the following:

•
Our interest income increased to $6,197,420 for the year ended December 31, 2005 as compared to $2,921,349 in the year ended December 31, 2004, an increase of $3,276,071 (112.1%). This is due to our increase in equipment financing assets. Total equipment financing assets increased to $80,782,648 in the year ended December 31, 2005 as compared to $53,582,361 in the year ended December 31, 2004, an increase of $27,200,287 (50.8%). This growth was driven by our General Partner’s increased sales and marketing efforts supported by lines of financing.

Back to Index

•
Our rental income increased to $992,691 for the year ended December 31, 2005 as compared to $433,373 in the year ended December 31, 2004, an increase of $559,318 (129.1%). This increase is attributable to our increase in assets under operating leases. Investment in operating leases increased to $1,743,257 in the year ended December 31, 2005 as compared to $1,569,754 in the year ended December 31, 2004, an increase of $173,503 (11.1%). This growth was driven by our General Partner’s increased sales and marketing efforts supported by lines of financing.

Total expenses increased to $8,387,692 for the year ended December 31, 2005 as compared to $3,786,797 in the year ended December 31, 2004, an increase of $4,600,895 (121.5%). This increase was primarily attributable to the following:

•
Interest expense increased to $4,344,009 in the year ended December 31, 2005 as compared to $1,873,986 in the year ended December 31, 2004, an increase of $2,470,023 (131.8%) due to our increase in debt incurred to acquire equipment subject to leases. Debt increased to $77,326,886 at December 31, 2005 as compared to $51,461,671 at December 31, 2004, an increase of $25,865,215 (50.5%).

Our provision for credit losses increased to $1,352,191 in the year ended December 31, 2005 as compared to $394,928 in the year ended December 31, 2004, an increase of $957,263 (242.4%). The increase in our provision for credit losses was principally a result of the growth of our lease portfolio. Though we expected a significant increase in our provision for credit losses, this increase was within our expectation. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments, and economic conditions.

•
Management fees increased to $840,403 in the year ended December 31, 2005 as compared to $383,798 in the year ended December 31, 2004, an increase of $456,605 (119%). This increase is directly attributable to our growth in lease assets.

•
Depreciation expense from operating leases increased to $820,650 in the year ended December 31, 2005 as compared to $342,865 in the year ended December 31, 2004, an increase of $477,785 (139.4%). This increase is due to an increase in operating leases acquired.

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

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners.

The following table sets forth our sources and uses of cash for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004
Net cash provided by (used in) operating activities	$3,673,209	$(285,980)	$2,189,315
Net cash used in investing activities	(6,376,570)	(29,050,817)	(30,867,192)
Net cash provided by financing activities	3,795,484	30,231,648	29,958,363
Increase in cash	$1,092,123	$894,851	$1,280,486

Back to Index
Our liquidity is affected by our ability to leverage our portfolio through our credit facilities. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of December 31, 2006, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.

Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. As of December 31, 2006, our credit evaluation indicated the need for an allowance for possible losses of $430,800.

We describe factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, in Item 1A, “Risk Factors" and in this item in "Results of Operations,” and "Contractual Obligations and Commercial Commitments."

The increase in cash provided by operations is primarily due to the reduction to accounts receivable from our lockbox, and increase in amounts due to our General Partner.

Our investing activities utilized $22,674,247 less cash in the year ended December 31, 2006 as compared to the year ended December 31, 2005. This was primarily due to an increase in proceeds from direct financing leases and notes of $7,009,571 and our decrease in investments in equipment finances of $15,061,563.

Net cash provided by our financing activities decreased by $26,436,164 for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This decrease in our cash flows is principally reflective of a decrease in net borrowings of $20,828,316 in the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Cash flow from financing activities for the years ended December 31, 2006, 2005 and 2004 were $3,795,484, $30,231,648 and $29,958,363, respectively, of which $5,036,899, $25,865,215 and $31,075,269 were derived from the net amount received from debt financings incurred to acquire equipment financing, respectively. During the years ended December 31, 2006, 2005 and 2004 cash distribution to our partners were $1,387,767, $1,387,861 and $977,748, respectively. Cash distributions to the limited partners was equal to 8% of their contributed capital.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of December 31, 2006.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long term debt	$82,363,785	$32,037,211	$36,629,130	$11,198,244	$2,499,200

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Fund in the first quarter of its fiscal year 2009. The Fund is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

Back to Index

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Fund's financial statements and the related financial statement disclosures.  SAB 108 is effective for the Fund's current fiscal year ending September 30, 2007. Management does not believe adoption of SAB 108 will have a material impact on the Fund's consolidated financial statements.

Critical Accounting Policies

Revenue Recognition

Our investment in financing assets consists of direct financing leases and notes and operating leases. Leases are recorded in accordance with SFAS 13, “Accounting for Leases,” and its various amendments and interpretations.

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

Derivative Instruments and Hedging Activities. We account for our derivative instruments and hedging activities in accordance with SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies and amends SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2006 our outstanding debt totaled $82,363,785, which consists of fixed rate debt of $7,774,594 and variable rate debt of $74,589,191.

To mitigate interest rate risk on the variable debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.63% on a weighted average basis. At December 31, 2006 and 2005, the notional amounts of the interest rate swaps were $73,312,764 and $61,628,998, respectively. The interest rate swap agreements terminate on various dates ranging from August 2011 to August 2013.

Back to Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Lease Equity Appreciation Fund I, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund I, L.P. and subsidiary (the “Fund”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund I, L.P. and subsidiary as of December 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 23, 2007

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	December 31,
	2006	2005
ASSETS
Cash	$4,297,854	$3,205,731
Restricted cash	1,738,499	1,887,934
Accounts receivable	75,893	89,702
Due from lockbox	895,768	1,343,985
Investment in direct financing leases and notes, net	87,860,780	80,782,648
Investment in operating leases, net of accumulated depreciation of $1,377,644 and $1,069,031, respectively	1,039,378	1,743,257
Fair value of interest rate swaps	392,285	658,610
Other assets	1,136,448	1,080,860
	$97,436,905	$90,792,727
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$82,363,785	$77,326,886
Accounts payable and accrued expenses	315,665	413,787
Security deposits	1,782,865	805,727
Due to related parties, net	3,013,134	818,235
Total liabilities	87,475,449	79,364,635
Partners’ Capital	9,961,456	11,428,092
	$97,436,905	$90,792,727

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index
LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	For the Years Ended December 31,
	2006	2005	2004
Income:
Interest on equipment financings	$6,502,165	$6,197,420	$2,921,349
Rental income	760,818	992,691	433,373
Gains on sales of equipment and lease dispositions, net	542,926	126,281	60,764
Other	606,797	387,437	121,637
	8,412,706	7,703,829	3,537,123

Expenses:
Interest expense	4,550,017	4,344,009	1,873,986
Provision for credit losses	909,794	1,352,191	394,928
Depreciation on operating leases	617,079	820,650	342,865
Administrative expense reimbursed to related party	564,946	554,611	482,180
Management fee to related party	1,063,586	840,403	383,798
General and administrative expenses	519,828	475,828	309,040
	8,225,250	8,387,692	3,786,797
Net income (loss)	$187,456	$(683,863)	$(249,674)

Weighted average number of limited partner units outstanding during the period	171,746	171,746	137,000
Net income (loss) per weighted average limited partner unit	$1.08	$(3.94)	$(1.80)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	General Partner	Limited Partners		Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income (Loss)
	Amount	Units	Amount	Income (Loss)	Total	Total
Balance at January 1, 2004	$(7,757)	95,693	$7,459,856	$ −	$7,452,099
Partners’ contribution	-	76,053	7,552,469	−	7,552,469
Offering costs related to the sale of Partnership units	-	-	(935,940)	−	(935,940)
Cash distributions paid	(9,768)	-	(967,980)	−	(977,748)
Net loss	(2,496)	-	(247,178)	−	(249,674)	$(249,674)
Unrealized loss on hedging derivative	−	−	−	(52,141)	(52,141)	(52,141)
Balance at December 31, 2004	(20,021)	171,746	12,861,227	(52,141)	12,789,065	$(301,815)
Cash distributions paid	(13,879)	-	(1,373,982)	−	(1,387,861)
Net loss	(6,839)	-	(677,024)	−	(683,863)	$(683,863)
Unrealized gain on hedging derivative	−	−	−	710,751	710,751	710,751
Balance at December 31, 2005	(40,739)	171,746	10,810,221	658,610	11,428,092	$26,888
Cash distributions paid	(13,879)	−	(1,373,888)	−	(1,387,767)
Net income	1,875	−	185,581	−	187,456	187,456
Unrealized loss on hedging derivative	−	−	−	(266,325)	(266,325)	(266,325)
Balance at December 31, 2006	$(52,743)	171,746	$9,621,914	$392,285	$9,961,456	$(78,869)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index
LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$187,456	$(683,863)	$(249,674)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of equipment and lease dispositions, net	(542,926)	(126,281)	(60,764)
Depreciation	617,079	820,650	342,865
Amortization of deferred financing costs	127,846	132,134	60,765
Provision for credit losses	909,794	1,352,191	394,928
Changes in operating assets and liabilities:
Accounts receivable	13,809	(32,865)	28,534
Due from lockbox	448,217	(812,427)	42,688
Other assets	(180,351)	(464,267)	79,707
Accounts payable and accrued expenses	(102,614)	(334,126)	466,072
Due to related parties, net	2,194,899	(137,126)	1,084,194
Net cash provided by (used in) operating activities	3,673,209	(285,980)	2,189,315

Cash flows from investing activities:
Investments in direct financing leases and notes	(45,516,703)	(59,584,113)	(41,411,989)
Acquisitions of equipment under operating leases	−	(994,153)	(1,599,140)
Proceeds from direct financing leases and notes, net of earned income	38,162,995	31,153,424	11,736,088
Security deposits, net	977,138	374,025	407,849
Net cash used in investing activities	(6,376,570)	(29,050,817)	(30,867,192)

Cash flows from financing activities:
Proceeds from debt	42,650,005	80,388,805	57,758,292
Repayment of debt	(37,613,106)	(54,523,590)	(26,683,023)
Decrease (increase) in restricted cash	149,435	5,754,294	(6,046,595)
Increase in deferred financing costs	(3,083)	−	(709,092)
Limited Partners’ capital contribution	−	−	7,552,469
Partners’ distributions paid	(1,387,767)	(1,387,861)	(977,748)
Payment of offering costs incurred for the sale of limited partnership units	−	−	(935,940)
Net cash provided by financing activities	3,795,484	30,231,648	29,958,363

Increase in cash	1,092,123	894,851	1,280,486
Cash, beginning of year	3,205,731	2,310,880	1,030,394
Cash, end of year	$4,297,854	$3,205,731	$2,310,880

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index
LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund I, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation, a Delaware corporation (the “General Partner”). The General Partner is an indirect subsidiary of Resource America, Inc. (Nasdaq: REXI). Resource America, Inc. is a publicly traded company operating in the real estate, financial fund management and commercial finance sectors. As of August 15, 2004, the date our offering period terminated, the Fund had raised $17,060,772 through the sale of 171,746 limited partner units.

The Fund seeks to acquire a diversified portfolio of equipment to finance to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing financings from other commercial finance companies, primarily its’ General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its commercial finance portfolio over the life of the Fund.

As of December 31, 2006 and 2005, in addition to its 1% General Partner interest, LEAF Financial Corporation also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Limited Partnership Agreement (the “Partnership Agreement”).

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
December 31, 2006

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

Interest rate swaps are recorded at fair value based on market quotes from the swap counterparty bank. There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in financial institutions. As of December 31, 2006, the Fund had deposits at two banks totaling $4,347,207 of which $4,147,207 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

Revenue Recognition

The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, “Accounting for Leases,” and its various amendments and interpretations.

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

The Fund generally discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2006, 2005 and 2004, the Fund cash paid for interest of $4,403,921, $4,188,264, and $1,764,859, respectively.

Transfers of Financial Assets

In connection with establishing its revolving line of credit with WestLB AG, the Fund formed a bankruptcy remote special purpose entity through which the financing is arranged. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Fund’s transfer of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.

Fair Value of Financial Instruments
For cash, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 8 are recorded at fair value based on market quotes from the swaps counterparty banks.

It is not practicable for the Fund to estimate the fair value of the Fund’s notes receivables. They comprise of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer's assessment of the transaction's credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer's views of economic and industry conditions, the Fund’s and the buyer's tax considerations, and other factors.

NOTE 3 − RESTRICTED CASH

Restricted cash as of December 31, 2006 and 2005 includes cash being held in reserve by the Fund’s lenders.

Back to Index
LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2006
NOTE 4 − DUE FROM LOCKBOX

Customer payments are deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying Consolidated Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

NOTE 5 -INVESTMENT IN DIRECT FINANCING LEASES AND NOTES

The Fund’s financing leases and notes are for initial terms generally ranging from 12 to 84 months. The interest rates on notes receivable generally range from 7% to 12%. As of December 31, 2006 and 2005, 19% and 22% of equipment financings, respectively, were located in California.

	December 31,
	2006	2005
Direct financing leases	$78,470,004	$75,565,985
Notes receivable	9,821,576	5,621,663
	88,291,580	81,187,648
Allowance for possible losses	(430,800)	(405,000)
	$87,860,780	$80,782,648

The components of the net investment in direct financing leases as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Total future minimum lease payments	$88,238,229	$84,051,541
Unearned rental income	(10,650,784)	(9,167,115)
Residuals, net of unearned residual income	882,559	681,559
	$78,470,004	$75,565,985

As of December 31, 2006, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows:

Annual Periods Ending December 31,	Direct Financing Leases	Notes	Operating Leases	Total
2007	$36,347,035	$2,739,750	$483,198	$39,569,983
2008	23,766,029	2,238,786	194,085	26,198,900
2009	14,822,299	1,907,623	107,132	16,837,054
2010	7,060,207	1,491,477	−	8,551,684
2011	3,297,961	894,343	−	4,192,304
Thereafter	2,944,698	549,597	−	3,494,295
	$88,238,229	$9,821,576	$784,415	$98,844,220

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2006

NOTE 5 -INVESTMENT IN DIRECT FINANCING LEASES AND NOTES − (Continued)

The following is a summary of the Fund’s allowance for possible losses for the periods indicated:

	December 31,
	2006	2005
Allowance for possible losses, beginning of the year	$405,000	$120,000
Provision for credit losses	909,794	1,352,191
Net write-offs	(883,994)	(1,067,191)
Allowance for possible losses, end of the year	$430,800	$405,000

NOTE 6− OTHER ASSETS

As of December 31, 2006 and 2005, other assets include $449,886 and $574,649, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of December 31, 2006 and 2005 is $327,144 and $199,298, respectively.

NOTE 7 - DEBT

The table below summarizes the Fund’s debt as of December 31, 2006 and 2005:

	December 31,
	2006	2005
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75.0 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements terminating at various dates ranging from April 2010 to August 2013. The interest rate swap agreements fix the interest rate on this facility at 5.63% on a weighted average basis. Interest and principal are due as payments are received under the financings. The line of credit is renewable for a one year period on December 31, 2007.
	$74,589,191	$62,244,034

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of February 15, 2009	4,408,101	8,288,944

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 8% after security deposit (since July 30, 2004). The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of June 10, 2010.	3,366,493	6,793,908

Total outstanding debt	$82,363,785	$77,326,886

Back to Index
LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2006

NOTE 7 - DEBT − (Continued)

The terms of our credit facilities have financial covenants related to our net worth and leverage.  As of December 31, 2006, we were in compliance with all such covenants.  The debt maturity for each of the five succeeding fiscal years ended December 31, and thereafter, are as follows:

2007	$32,037,211
2008	22,079,576
2009	14,549,554
2010	7,305,572
2011	3,892,672
Thereafter	2,499,200
$82,363,785

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

At December 31, 2006 and 2005, the notional amounts of the interest rate swaps were $73,312,764 and $61,628,998, respectively. For the years ended December 31, 2006, 2005 and 2004, the Fund had an unrealized (loss) gain of ($266,325), $710,751 and ($52,141) on these interest rate swaps, respectively. These amounts are included in accumulated other comprehensive income (loss). The Fund recognized no gain or loss during the years ended December 31, 2006, 2005 and 2004 for hedge ineffectiveness. Assuming market rates remain constant with the rates of December 31, 2006, $195,501 of the $392,285 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2006

NOTE 9 - TRANSACTIONS WITH AFFILIATES

The General Partner receives an acquisition fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is up to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment financing.

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

The General Partner and its former affiliate, Anthem Securities, Inc. (“Anthem Securities”), an indirect subsidiary of Resource America, Inc. at the time, received an organization and offering expense allowance of 3% of the offering proceeds and an underwriting fee of 2% of the offering proceeds raised. These charges were recorded by the Fund as offering costs incurred for the sale of limited partnership units in the Consolidated Statement of Changes in Partners’ Capital and Comprehensive Income (Loss).

The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the years ended December 31, 2006, 2005 and 2004.

The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the years ended December 31, 2006, 2005 and 2004.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006		2005		2004
Acquisition fees		$697,168		$1,211,566	$850,220
Asset management fees		$1,063,586		$840,403	$383,798
Reimbursed administrative expenses		$564,946		$554,611	$482,180
Organization and offering expenses	$	−	$	−	$226,438
Underwriting fees	$	−	$	−	$141,542

Due from related parties, as of December 31, 2006 and 2005 represents monies due to the General Partner for management fees, reimbursed expenses and other advances not yet paid.

Back to Index

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006

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

NOTE 12 - NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to limited partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic income (loss) per limited partnership unit equals dilutive net income (loss) per limited partnership unit because there are no potential dilutive units.

Back to Index

ITEM 9. CHANGES IN AND DISAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Fund’s General Partner’s management, including its General Partner’s chief executive officer and chief financial officer, the General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(e)) as of December 31, 2006, with respect to the Fund and, based on their evaluation, the chief executive officer and the chief financial officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information concerning us which is required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported by the Fund within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Fund’s General Partner’s management, including our General Partner’s chief executive officer and chief financial officer, as appropriate to allow for timely disclosure. There have been no significant changes in the Fund’s General Partner’s internal controls or in other factors with respect to us that could significantly affect these controls in the fourth quarter of 2006 and subsequent to the date of their evaluation.

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

As is common in the case of limited partnerships, we do not directly employ any of the persons responsible for our management or day-to-day activities. Instead, our General Partner’s personnel will manage and operate us and our business. Also, officers of our General Partner will spend a substantial amount of time managing the business and affairs of our General Partner and its other affiliates, and there may be a conflict of interest regarding the allocation of their time between our affairs and business and the affairs and business of its other affiliates, including activities for its own account.

The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	54	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	47	President, Chief Operating Officer and Director
Jonathan Z. Cohen	36	Director
Alan D. Schreiber, M.D.	65	Director
Linda Richardson	59	Director
Robert K. Moskovitz	50	Chief Financial Officer and Treasurer
David H. English	57	Executive Vice President
Darshan V. Patel	36	General Counsel and Secretary
Daniel G. Courtney	44	Senior Vice President - Investment Programs

Back to Index

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

    ALAN D. SCHREIBER, M.D. has been a director of our General Partner since April 2003. Dr. Schreiber has been a Professor of Medicine since 1984 and the Assistant Dean for Research since 1994, at the University of Pennsylvania School of Medicine. In addition, Dr. Schreiber has been Scientific Founder and Chairman of the Scientific Advisory Board of InKine Pharmaceutical Co. Inc. for five years. Before that, he had been Scientific Founder and Chief Scientific Officer at CorBec Pharmaceutical Co., Inc. for four years, and Founder and Scientific Chairman of ZaBeCor Pharmaceutical Co., LLC for one year. Dr. Schreiber was also a member of the Resource America, Inc. Board of Directors from December 1994 to April 2003.

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

Back to Index

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

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Financial Corporation, 1818 Market Street, 9th Floor, Philadelphia, Pennsylvania 19103.

ITEM 11. EXECUTIVE COMPENSATION

The Fund does not have, and does not expect to have, any employees as discussed in Item 10 - “Directors and Executive Officers of the Registrant.” Instead, the Fund’s management and day-to-day activities are provided by the employees of its General Partner and its affiliates. No officer or director of the Fund’s General Partner will receive any direct remuneration from the Fund. Those persons will receive compensation solely from the Fund’s General Partner or its other affiliates other than us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	The Fund had approximately 429 limited partners as of December 31, 2006.

(b)
In 2004, the Fund’s General Partner contributed $1,000 to its capital as the General Partner and received its General Partner interest in the Fund. As of December 31, 2006, the Fund’s General Partner owned 8,055 of the Fund’s limited partner units. These purchases of limited partner units by the Fund’s General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of the Fund’s other limited partners.

(c)	The Fund knows of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

Back to Index

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2006, we were charged management fees by our General Partner of $1,063,586. Our General Partner will continue to receive 2% or 3% of rental payments on equipment under operating leases and full payout leases, respectively, for management services performed on our behalf. This management fee is paid monthly only if and when the limited partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8% per year on the aggregate amount paid for their units.

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

Our General Partner shall apply distributable cash first at 1% to our General Partner and 99% to the limited partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in Investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 1% to our General Partner and 99% to the limited partners. During the year ended December 31, 2006, our General Partner received cash distributions of $13,879.

Our General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. There were no organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2006.

Our General Partner received fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the years ended December 31, 2006 was $697,168.

For the year ended December 31, 2006, we reimbursed our General Partner and its affiliate’s administrative expenses of $564,946.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq National Stock Market’s definition of “independent director” in evaluating whether any of our general partner’s directors are independent. Under this definition, the board of directors of our general partner has determined that Linda Richardson and Alan Schreiber are each an independent Director of our general partner.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for professional services rendered were $64,000 and $98,000 in the years ending December 31, 2006 and 2005, respectively.

Audit-Related Fees. We did not incur fees in 2006 for other services not included above.

Tax Fees. We did not incur fees in 2006 for other services not included above.

All Other Fees. We did not incur fees in 2006 for other services not included above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s audit committee is the audit committee for its parent, Resource America, Inc., which reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

Back to Index
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 “Financial Statements and Supplemental Data”.

2.	Financial Statement Schedules

                No schedules are required to be presented.

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership (2)
4	Forms of letters sent to limited partners confirming their investment (2)
10.1	WestLB AG, New York Branch Amendment to West LB Agreement Secured Loan Agreement (3)
10.2	First Amendment to WestLB AG Secured Loan Agreement (7)
10.3	Third Amendment to WestLB AG Secured Loan Agreement (8)
10.4	Origination and Servicing Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P. and LEAF Funding, Inc., dated April 4, 2003 (4)
10.5	Master Program Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P. and Information Leasing Corporation dated September 29, 2003 (5)
10.6	Master Loan and Security Agreement between Lease Equity Appreciation Fund I, L.P. and OFC Capital, a division of Alpha Financial Corporation, dated November 26, 2003 (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________
(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004 and by this reference incorporated herein.
(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 and by this reference incorporated herein.
(4)	Filed previously on Form 8-K, filed on September 19, 2003 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, filed on November 10, 2003 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on January 13, 2004 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and by this reference incorporated herein.
(8)	Filed previously on August 14, 2006 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership By: LEAF Financial Corporation
Date: March 30, 2007	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent CRIT S. DEMENT	Chairman of the Board, Chief Executive Officer of the General Partner	March 30, 2007

/s/ Miles Herman MILES HERMAN	President, Chief Operating Officer and Director of the General Partner	March 30, 2007

/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ	Chief Financial Officer, Treasurer of the General Partner	March 30, 2007

/s/ Jonathan Z. Cohen JONATHAN Z. COHEN	Director of the General Partner	March 30, 2007

/s/ Alan D. Schreiber, M.D. ALAN D. SCHREIBER, M.D.	Director of the General Partner	March 30, 2007

/s/ Linda Richardson LINDA RICHARDSON	Director of the General Partner	March 30, 2007

Back to Index