Form 10-Q
period 2007-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2007-05-15
CIK 1169083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-84730
LEASE EQUITY APPRECIATION FUND I, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0492247

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices)
(800) 819-5556
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash	$1,256	$4,298
Restricted cash	5,549	1,739
Accounts receivable	49	76
Due from lockbox	593	896
Investment in direct financing leases and notes, net	86,833	87,861
Investment in operating leases, net of accumulated depreciation of $1,192 and $1,378, respectively	873	1,039
Fair value of interest rate swap	162	392
Other assets	1,022	1,136

	$96,337	$97,437

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$81,236	$82,364
Accounts payable and accrued expenses	523	316
Due to related parties	3,479	3,013
Security deposits	1,802	1,783

Total liabilities	87,040	87,476
Partners’ Capital	9,297	9,961

	$96,337	$97,437

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for unit data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Income:
Interest on equipment financings	$1,777	$1,520
Rental income	148	231
Gain on sale of equipment and lease dispositions, net	99	104
Other	174	137

	2,198	1,992

Expenses:
Interest expense	1,207	1,072
Depreciation on operating leases	121	192
Provision for credit losses	204	145
Management fee to related party	289	234
Administrative expense reimbursed to related party	149	104
General and administrative expenses	320	133

	2,290	1,880

Net (loss) income	$(92)	$112

Weighted average number of limited partner units outstanding during the period	171,746	171,746

Net (loss) income attributed to limited partners per unit	$(0.53)	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands)
(unaudited)

				Accumulated
	General			Other	Partners’	Comprehensive
	Partner	Limited Partners		Comprehensive	Capital	Loss
	Amount	Units	Amount	Income	Total	Total
Balance, January 1, 2007	$(53)	171,746	$9,622	$392	$9,961
Cash distributions paid	(3)	—	(339)	—	(342)
Net loss	(1)	—	(91)	—	(92)	$(92)
Unrealized loss on hedging derivatives	—	—	—	(230)	(230)	(230)

Balance, March 31, 2007	$(57)	171,746	$9,192	$162	$9,297	$(322)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(92)	$112
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions net	(99)	(104)
Depreciation	121	192
Amortization of deferred financing costs	32	32
Provision for credit losses, net of recoveries	204	145
Changes in operating assets and liabilities:
Accounts receivable	27	(15)
Due from lockbox	303	388
Other assets	276	(6)
Accounts payable and accrued expenses	207	(33)
Due to related parties, net	466	(242)

Net cash provided by operating activities	1,445	469

Cash flows from investing activities:
Investments in direct financing leases and notes	(9,870)	(6,147)
Acquisitions of equipment under operating leases	—	(19)
Proceeds from direct financing leases and notes, net of earned income	10,838	8,881
Security deposits, net	19	41

Net cash provided by investing activities	987	2,756

Cash flows from financing activities:
Increase (decrease) in restricted cash	(3,811)	6
Increase in deferred financing costs	(193)	(2)
Proceeds from debt	9,102	5,944
Repayment of debt	(10,230)	(8,633)
Partners’ distributions paid	(342)	(342)

Net cash used in financing activities	(5,474)	(3,027)

(Decrease) increase in cash	(3,042)	198
Cash, beginning of period	4,298	3,206

Cash, end of period	$1,256	$3,404

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)
NOTE 1- ORGANIZATION AND NATURE OF BUSINESS
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
     The Fund seeks to acquire a diversified portfolio of equipment to finance to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing financings from other commercial finance companies, primarily its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its commercial finance portfolio over the life of the Fund.
     As of March 31, 2007 and December 31, 2006, in addition to its 1% General Partner interest, the General Partner also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Fund’s Limited Partnership Agreement (the “Partnership Agreement”).
     The consolidated financial statements and notes thereto as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts presented are in thousands, unless otherwise indicated.
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
March 31, 2007
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
Concentration of Credit Risk
     Financial instruments that potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of March 31, 2007, the Fund had deposits at two banks totaling $1.3 million, of which $1.2 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Revenue Recognition
     The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2007
(unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
Revenue Recognition – (Continued)
     Direct Financing Leases. Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund’s investment in direct financing leases and notes consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2007 and 2006.
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
Supplemental Disclosure of Cash Flow Information
     Information for the three months ended March 31, 2007 and 2006 respectively, is as follows:

	2007	2006
Cash paid for:
Interest	$1,166	$1,039

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2007
(unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”) which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Fund in the first quarter of its fiscal year 2008. The Fund is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.
Transfers of Financial Assets
     In connection with establishing its revolving line of credit with WestLB AG, the Fund formed a bankruptcy remote special purpose entity through which the financing is arranged. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Fund’s transfer of assets to the special purpose entity do not qualify for sale accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.
Fair Value of Financial Instruments
     For cash, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 8 are recorded at fair value based on market quotes from the swaps counterparty banks.
     It is not practicable for the Fund to estimate the fair value of the Fund’s notes receivables. They comprise a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.
NOTE 3 – RESTRICTED CASH
     Restricted cash consists primarily of the cash reserve and cash held by the trustees related to the Fund’s debt facilities.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2007
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
NOTE 5 - INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases and notes are generally for initial lease terms ranging from 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7% to 12%. As of March 31, 2007 and December 31, 2006, the average initial term of the Fund’s financings was 51 months. As of March 31, 2007 and December 31, 2006 19% of equipment financings were located in California. The following table sets forth investment in direct financings leases and notes, net (in thousands):

	March 31,	December 31,
	2007	2006
Direct financing leases	$76,767	$78,470
Notes receivable	10,497	9,822

	87,264	88,292
Allowance for possible losses	(431)	(431)

	$86,833	$87,861

     The components of the net investment in direct financing leases as of March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Total future minimum lease payments	$86,088	$88,238
Unearned income	(10,157)	(10,651)
Residuals, net of unearned residual income	836	883

	$76,767	$78,470

     The following is a summary of the Fund’s allowance for possible losses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Allowance for possible losses, beginning of the period	$431	$405
Provision for credit losses	204	145
Net write-offs	(204)	(250)

Allowance for possible losses, end of the period	$431	$300

NOTE 6 – OTHER ASSETS
     As of March 31, 2007 and December 31, 2006, other assets include $611,000 and $450,000, respectively, of unamortized deferred financing costs that are being amortized over the terms of the related debt. Accumulated amortization as of March 31, 2007 and December 31, 2006 is $359,000 and $327,000, respectively. Amortization expense for the five twelve months periods ending March 31, 2008, 2009, 2010, 2011 and 2012 are $152,000, $138,000, $117,000, $117,000 and $88,000, respectively.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2007
(unaudited)
NOTE 7 - DEBT
     The table below summarizes the Fund’s debt as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $125.0 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. As of June 30, 2006 interest on this facility was reduced to LIBOR plus .95% per annum from 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from August 2011 to July 2013. As of March 31, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 5.68% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for a one year period on December 31, 2007
	$74,978	$74,589

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. Interest and principal are due monthly, with a final maturity date of February 15, 2009	3,697	4,408

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 8% after security deposit. Interest and principal are due monthly, with a final maturity date of June 10, 2010	2,561	3,367

Total outstanding debt	$81,236	$82,364

     The debt maturity for each of the five succeeding twelve month periods ending March 31, and thereafter, are as follows:

2008	$32,129
2009	22,618
2010	14,386
2011	6,724
2012	3,295
Thereafter	2,084

$81,236

     The terms of these credit facilities have financial covenants related to the Fund’s net worth and leverage. As of March 31, 2007 the Fund was in compliance with all such covenants.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2007
(unaudited)
NOTE 8 - DERIVATIVE INSTRUMENTS
     The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through warehouse facilities are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise, which in turn will increase the Fund’s borrowing costs. In addition, when the Fund originates assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.
     To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps, which are designated as cash flow hedges. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.
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
     At March 31, 2007 and December 31, 2006, the notional amounts of the interest rate swaps were $73.0 million and $73.3 million, respectively. For the three months ended March 31, 2007, the Fund had an unrealized loss of $230,000 on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the three months ended March 31, 2007 for hedge ineffectiveness. Assuming market rates remain constant with the rates of March 31, 2007, $100,000 of the $162,000 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.
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

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2007
(unaudited)
NOTE 9 - TRANSACTIONS WITH AFFILIATES – (Continued)
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the three months ended March 31, 2007 and 2006.
     The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the three months ended March 31, 2007 and 2006.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Acquisition fees	$161	$123
Asset management fees	$289	$234
Reimbursed administrative expenses	$149	$104
     Due to related parties, as of March 31, 2007 and December 31, 2006, represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.
NOTE 10 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
     Cash available for distributions, if any, are paid monthly as follows: 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their unpaid cumulative return (8% of their adjusted capital contribution) and thereafter, to investment and reinvestment in equipment financings or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the limited partners and 1% to the General Partner.
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
NOTE 11 - COMPREHENSIVE LOSS
     Comprehensive loss includes net loss and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net loss, are referred to as “other comprehensive loss” and for the Fund, only include changes in the fair value of unrealized hedging gains.
NOTE 12 - NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT
     Net (loss) income per limited partnership unit is computed by dividing net (loss) income allocated to limited partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic (loss) income per limited partnership unit equals dilutive net loss per limited partnership unit because there are no potential dilutive units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (unaudited)
     When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for fiscal 2006. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
Overview
     We are Lease Equity Appreciation Fund I L.P. (the “Fund”), a Delaware limited partnership that was formed on January 31, 2002. On June 30, 2004, our General Partner, LEAF Asset Management, Inc. merged into its parent, LEAF Financial Corporation (“the General Partner” or “LEAF”). LEAF is a subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc., which is a publicly traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors.
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
     We commenced operations on March 3, 2003. As of March 31, 2007, our portfolio contained 2,925 equipment leases and notes with 2,379 individual end users located in 50 states. As of March 31, 2007, we had a net investment of $873,000 in equipment under operating leases and a net investment of $86.8 million in direct financing leases and notes for a total investment in financing assets of $87.7 million. Our average original equipment cost per equipment lease transaction was $51,000 and $52,000, as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, the average initial term of our financings was 51 months. As of March 31, 2007 and December 31, 2006, 19% of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2007, our outstanding debt was $81.2 million.

Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of March 31, 2007 and December 31, 2006 (dollars in thousands):
Direct Financing Leases and Notes

	March 31, 2007		December 31, 2006
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Medical Equipment	$32,620	37.4%	$29,140	33.0%
Industrial Equipment	18,110	20.8	19,100	21.6
Computers	12,575	14.4	13,477	15.3
Office Equipment	5,917	6.8	6,944	7.9
Software	4,028	4.6	3,683	4.2
Communications	3,097	3.5	3,172	3.6
Garment Care	2,778	3.2	3,373	3.8
Restaurant Equipment	2,224	2.5	2,432	2.7
Building systems	1,889	2.2	2,048	2.3
Other	4,026	4.6	4,923	5.6

	$87,264	100.0%	$88,292	100.0%

Operating Leases

	March 31, 2007		December 31, 2006
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Industrial Equipment	$310	35.5%	$266	25.6%
Office Equipment	220	25.2	283	27.2
Communications	181	20.8	205	19.7
Computers and software	144	16.5	250	24.1
Medical Equipment	16	1.8	33	3.2
Restaurant Equipment	2	0.2	2	0.2

	$873	100.0%	$1,039	100.0%

     The following schedules detail the type of business, by standard industrial classification, that lease our equipment as of March 31, 2007 and December 31, 2006 (dollars in thousands):
Direct Financing Leases and Notes

	March 31, 2007		December 31, 2006
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$50,709	58.1%	$51,425	58.2%
Manufacturing	9,472	10.9	9,030	10.2
Retail Trade	7,217	8.3	7,747	8.8
Construction	4,662	5.3	4,694	5.3
Wholesale Trade	4,331	5.0	4,386	5.0
Transportation/Communication/Energy	3,364	3.9	3,409	3.9
Agriculture/Forestry/Fishing	2,933	3.4	2,829	3.2
Finance/Insurance/Real Estate	2,447	2.8	2,552	2.9
Public Administration	337	0.4	620	0.7
Other	1,792	1.9	1,600	1.8

	$87,264	100.0%	$88,292	100.0%

Operating Leases

	March 31, 2007		December 31, 2006
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Construction	$355	40.7%	$313	30.1%
Services	305	35.0	438	42.2
Wholesale Trade	67	7.7	82	7.9
Finance/Insurance/Real Estate	54	6.1	66	6.3
Manufacturing	41	4.7	63	6.1
Transportation/Communication/Energy	40	4.6	61	5.9
Retail Trade	2	0.2	4	0.4
Public Administration	1	0.1	2	0.2
Other	8	0.9	10	0.9

	$873	100.0%	$1,039	100.0%

     In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of March 31, 2007 and December 31, 2006, our credit evaluation indicated the need for an allowance for possible losses on our investments in leases and notes of $431,000.

Results of Operations
Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
     Total revenues increased to $2.2 million for the three months ended March 31, 2007 as compared to $2.0 million for the three months ended March 31, 2006, an increase of $206,000 (10%). This increase was primarily attributable the following:
•	Interest income on equipment financings increased to $1.8 million for the three months ended March 31, 2007 as compared to $1.5 million for the three months March 31, 2006 an increase of $257,000 (17%). This is due to an increase in our financing assets to $86.8 million as of March 31, 2007 as compared to $78.0 million as of March 31, 2006, an increase of $8.8 million (11%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing.

•	Other income increased to $174,000 for the three months ended March 31, 2007 as compared to $137,000 for the three months ended March 31, 2006, an increase of $37,000 (27%). Other income consists primarily of late fee income. Late fee income has increased due to the increase of the financing portfolio and an increase in payment collection efforts.
     These increases were partially offset by the following:
•	Rental income decreased to $148,000 for the three months ended March 31, 2007 as compared to $231,000 for the three months ended March 31, 2006, a decrease of $83,000 (36%). This decrease is principally the result of operating leases reaching term.
     Total expenses increased to $2.3 million for the three months ended March 31, 2007 as compared to $1.9 million for the three months ended March 31, 2006, an increase of $410,000 (22%). This increase was a result of the following:
•	Interest expense increased to $1.2 million for the three months ended March 31, 2007 as compared to $1.1 million for the three months ended March 31, 2006, an increase of $135,000 (13%). This increase is primarily due to the increase of our debt incurred to acquire equipment financing assets. Debt increased to $81.2 million as of March 31, 2007 as compared to $74.6 million as of March 31, 2006, an increase of $6.6 million (9%).

•	Our provision for credit losses increased to $204,000 for the three months ended March 31, 2007 as compared to $145,000 for the three months ended March 31, 2006, an increase of $59,000 (41%). This increase was within our expectation. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	Management fees increased to $289,000 for the three months ended March 31, 2007 as compared to $234,000 for the three months ended March 31, 2006, an increase of $55,000 (24%). This increase is directly attributable to the increase in receipts from commercial financing assets, since management fees are paid based on lease payments received.

•	Administrative expenses reimbursed to related party increased to $149,000 for the three months ended March 31, 2007 as compared to $104,000 for the three months ended March 31, 2006, an increase of $45,000 (43%). This increase is due to the growth in our commercial financing assets.

•	Our general and administrative expenses increased to $320,000 for the three months ended March 31, 2007 as compared to $133,000 for the three months ended March 31, 2006, an increase of $187,000 (141%). General and administrative expenses mainly consist of legal fees and accounting fees. This increase is principally the result of increased legal costs associated with collection efforts.
     These increases were partially offset by:
•	Depreciation on operating leases decreased to $121,000 for the three months ended March 31, 2007 as compared to $192,000 for the three months ended March 31, 2006, a decrease of $71,000 (37%). This decrease is principally the result of operating leases reaching term.

     Our net (loss) income for the three months ended March 31, 2007 and 2006 was ($92,000) and $112,000, respectively. The net (loss) income per limited partnership unit, after the (loss) income allocated to our General Partner for the three months ended March 31, 2007 and 2006 was ($0.53) and $0.65, respectively, based on a weighted average number of limited partnership units outstanding of 171,746, during each period.
Liquidity and Capital Resources
     Partners’ distributions paid for three months periods ended March 31, 2007 and 2006 were $342,000. Distributions to limited partners were 8% of invested capital. Beginning in July 2007, we expect distributions to limited partners to increase to 10% of invested capital.
     Our major sources of liquidity have been obtained by the sale of partnership units and the issuance of debt. The offering of partnership units terminated in August 2004.
     Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in equipment financings and distributions to partners.
     The following table sets forth our sources and uses of cash for the three months ended indicated (in thousands):

	March 31,
	2007	2006
Net cash provided by operating activities	$1,445	$469
Net cash provided by investing activities	987	2,756
Net cash used in financing activities	(5,474)	(3,027)

(Decrease) increase in cash	$(3,042)	$198

     Our liquidity is affected by our ability to leverage our portfolio through our credit facilities. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of March 31, 2007, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.
     Our liquidity could also be affected by higher than expected defaults on equipment financing assets, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible equipment financing assets, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar equipment financing assets. As of March 31, 2007, our credit evaluation indicated the need for an allowance for possible losses of $431,000.
     The increase in cash provided by operations is primarily due to the changes in operating assets and liabilities in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
     During the three months ended March 31, 2007 and 2006, our investing activities were the result of the reinvestment into new equipment financings from the cash derived from the run-off of existing equipment financing.
     Net cash used in financing activities for the three months ended March 31, 2007 and 2006 was principally the result of the repayment of debt secured by equipment financings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31 2007, our outstanding debt totaled $81.2 million, which consists of fixed rate debt of $6.2 million and variable rate debt of $75.0 million. To mitigate interest rate risk on the variable rate debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.68% on a weighted average basis.
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
     There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)

3.2	Certificate of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (2)

10.1	Fourth Amendment to Secured Loan Agreement with WestLB AG, New York Branch, dated March 30, 2007

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

May 15, 2007	/s/ Crit DeMent

CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

May 15, 2007	/s/ Robert K. Moskovitz

ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner