Form 10-Q
period 2007-06-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2007-08-14
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
☐ Yes ☒ No

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash	$795	$4,298
Restricted cash	5,681	1,739
Accounts receivable	24	76
Due from lockbox	870	896
Investment in direct financing leases and notes, net	88,566	87,861
Investment in operating leases, net of accumulated depreciation of $1,027 and $1,378, respectively	751	1,039
Fair value of interest rate swap	498	392
Other assets	1,096	1,136
	$98,281	$97,437
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$82,473	$82,364
Accounts payable and accrued expenses	296	316
Due to related parties	4,132	3,013
Security deposits	2,008	1,783
Total liabilities	88,909	87,476
Partners’ Capital	9,372	9,961
	$98,281	$97,437

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for unit data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Interest on equipment financings	$1,807	$1,569	$$3,584	$3,089
Rental income	125	199	273	431
Gain on sale of equipment and lease dispositions, net	241	62	340	166
Other	135	139	309	275
	2,308	1,969	4,506	3,961

Expenses:
Interest expense	1,259	1,086	2,466	2,158
Depreciation on operating leases	85	164	206	356
Provision for credit losses	167	194	371	339
Management fee to related party	276	300	565	535
Administrative expense reimbursed to related party	161	165	310	269
General and administrative expenses	269	145	589	276
	2,217	2,054	4,507	3,933
Net income (loss)	$91	$(85)	$(1)	$28

Weighted average number of limited partner units outstanding during the period	171,746	171,746	171,746	171,746
Net income (loss) attributed to limited partners per unit	$0.52	$(0.49)	$(0.01)	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)
LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE (LOSS) INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(in thousands, except for unit data)
(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Partners’ Capital	Comprehensive (Loss) Income
	Amount	Units	Amount	Income	Total	Total
Balance, January 1, 2007	$(53)	171,746	$9,622	$392	$9,961
Cash distributions paid	(7)		(687)		(694)
Net loss			(1)		(1)	$(1)
Unrealized gain on hedging derivatives				106	106	106
Balance, June 30, 2007	$(60)	171,746	$8,934	$498	$9,372	$105

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1)	$28
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions net	(340)	(166)
Depreciation	206	356
Amortization of deferred financing costs	56	64
Provision for credit losses, net of recoveries	371	339
Changes in operating assets and liabilities:
Accounts receivable	52	(1)
Due from lockbox	26	798
Other assets	178	49
Accounts payable and accrued expenses	(21)	(104)
Due to related parties, net	1,119	803
Net cash provided by operating activities	1,646	2,166

Cash flows from investing activities:
Investments in direct financing leases and notes	(22,389)	(23,966)
Acquisitions of equipment under operating leases	−	(19)
Proceeds from direct financing leases and notes, net of earned income	21,735	23,712
Security deposits, net	225	79
Net cash used in investing activities	(429)	(194)

Cash flows from financing activities:
Decrease in restricted cash	(3,943)	(38)
Increase in deferred financing costs	(193)	(2)
Proceeds from debt	20,485	17,030
Repayment of debt	(20,375)	(17,691)
Partners’ distributions paid	(694)	(692)
Net cash used in financing activities	(4,720)	(1,393)

(Decrease) increase in cash	(3,503)	579
Cash, beginning of period	4,298	3,206
Cash, end of period	$795	$3,785

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

As of June 30, 2007 and December 31, 2006, in addition to its 1% General Partner interest, the General Partner also held a 5% limited partner interest in the Fund.  The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Fund’s Limited Partnership Agreement (the “Partnership Agreement”).

The consolidated financial statements and notes thereto as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.

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
June 30, 2007
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

Concentration of Credit Risk

Financial instruments that potentially subject the Fund to concentrations of credit risk consist of excess cash.  The Fund deposits its excess cash in high-quality financial institutions.  As of June 30, 2007, the Fund had deposits at one bank totaling $841,000, of which $741,000 was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

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
June 30, 2007
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

Operating Leases.  Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases.  Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years.  Rental income consists primarily of monthly periodic rental payments due under the terms of the leases.  The Fund recognizes rental income on a straight line basis.  Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during the three and six months ended June 30, 2007 and 2006.

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

Supplemental Disclosure of Cash Flow Information

Information for the six months ended June 30, 2007 and 2006 respectively, is as follows:

	2007		2006
Cash paid for:
Interest		$2,745	$2,099
Non-cash activities:
Purchase of direct financing leases	$	−	$5,373
Note payable to General Partner	$	−	$5,373

(Back to Index)
LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115" (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.

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

Fair Value of Financial Instruments

For cash, the carrying amounts approximate fair values because of the short term maturity of these instruments.  The carrying value of debt approximates fair market value since interest rates approximate current market rates.  The interest rate swaps discussed in Note 9 are recorded at fair value based on market quotes from the swaps counterparty banks.

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
June 30, 2007
(unaudited)

NOTE 3 − RESTRICTED CASH

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

NOTE 5 -INVESTMENT IN LEASES AND NOTES

The Fund’s direct financing leases and notes are generally for initial lease terms ranging from 24 to 84 months.  Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.  The interest rates on notes receivable generally range from 7% to 14%.  As of June 30, 2007 and December 31, 2006, the average initial term of the Fund’s financings was 50 and 51 months, respectively.  As of June 30, 2007 and December 31, 2006 19% of equipment financings were located in California.  The following table sets forth investment in direct financings leases and notes, net (in thousands):

	June 30, 2007	December 31, 2006
Direct financing leases	$77,395	$78,470
Notes receivable	11,602	9,822
	88,997	88,292
Allowance for possible losses	(431)	(431)
	$88,566	$87,861

The components of the net investment in direct financing leases as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Total future minimum lease payments	$86,513	$88,238
Unearned income	(9,836)	(10,651)
Residuals, net of unearned residual income	718	883
	$77,395	$78,470

The following is a summary of the Fund’s allowance for possible losses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2007	2006
Allowance for possible losses, beginning of the period	$431	$405
Provision for credit losses	371	339
Net write-offs	(371)	(444)
Allowance for possible losses, end of the period	$431	$300

(Back to Index)
LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 6− OTHER ASSETS

As of June 30, 2007 and December 31, 2006, other assets include $587,000 and $450,000, respectively, of unamortized deferred financing costs that are being amortized over the terms of the related debt.  Accumulated amortization as of June 30, 2007 and December 31, 2006 is $383,000 and $327,000, respectively.  Amortization expense for each of the five succeeding twelve month periods ending June 30, are $155,000, $132,000, $120,000, $120,000 and $60,000, respectively.

NOTE 7 - DEBT

The table below summarizes the Fund’s debt as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $125.0 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. As of June 30, 2006 interest on this facility was reduced to LIBOR plus .95% per annum from 1.10% per annum.  To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from February 2010 to May 2014.  As of June 30, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 5.77% on a weighted average basis.  Interest and principal are due monthly.  The line of credit is renewable for a one year period on December 31, 2007
	$77,492	$74,589

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. Interest and principal are due monthly, with a final maturity date of February 15, 2009	3,022	4,408

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 8% after security deposit. Interest and principal are due monthly, with a final maturity date of June 10, 2010.	1,959	3,367
Total outstanding debt	$82,473	$82,364

The debt maturity for each of the five succeeding twelve month periods ending June 30, and thereafter, are as follows:

2008	$36,310
2009	22,128
2010	13,276
2011	6,250
2012	2,692
Thereafter	1,817
$82,473

The terms of these credit facilities have financial covenants related to the Fund’s net worth and leverage.  As of June 30, 2007 the Fund was in compliance with all such covenants.

(Back to Index)

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 8 − EQUIPMENT FINANCE PORTFOLIO ACQUISTION

On June 19, 2007 the Fund purchased a portfolio of leases and loans in conjunction with the Fund’s General Partner, for approximately $3.1 million, from the leasing division of Pacific Capital Bank N.A. The purchase was funded with $2.8 million of debt borrowed from West LB and $300,000 of cash.  The purchase price was recorded at the Fund’s cost which is equal to the estimated fair value of the assets acquired.

NOTE 9 - DERIVATIVE INSTRUMENTS

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

At June 30, 2007 and December 31, 2006, the notional amounts of the interest rate swaps were $75.7 million and $73.3 million, respectively.  For the six months ended June 30, 2007, the Fund had an unrealized gain of $106,000 on these interest rate swaps which is included in accumulated other comprehensive income.  The Fund recognized no gain or loss during the six months ended June 30, 2007 and 2006 for hedge ineffectiveness.  Assuming market rates remain constant with the rates of June 30, 2007, $201,000 of the $498,000 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

NOTE 10 - TRANSACTIONS WITH AFFILIATES

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
June 30, 2007
(unaudited)

NOTE 10 - TRANSACTIONS WITH AFFILIATES – (Continued)

The General Partner is reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease.  This commission is subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital.  No commissions were paid during the three and six months ended June 30, 2007 and 2006.

The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates.  No re-lease commissions were paid during the six months ended June 30, 2007 and 2006.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Acquisition fees	$229	$289	$390	$412
Asset management fees	$276	$300	$565	$535
Reimbursed administrative expenses	$161	$165	$310	$269

Due to related parties, as of June 30, 2007 and December 31, 2006, represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.

NOTE 11 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

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

NOTE 12 - COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes net (loss) income and all other changes in the equity of a business during a period from non-owner sources.  These changes, other than net loss, are referred to as “other comprehensive income” and for the Fund, only include changes in the fair value of unrealized hedging gains.

(Back to Index)

NOTE 13 - NET INCOME  (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to limited partners by the weighted average number of limited partnership units outstanding during the period.  The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period.  Basic income (loss) per limited partnership unit equals dilutive net gain per limited partnership unit because there are no potential dilutive units.

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

We seek to acquire a diversified portfolio of new, used or reconditioned equipment that is financed to third parties.  We also acquire portfolios of equipment subject to existing leases from other equipment lessors.  In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment.  We attempt to structure our secured loans so that, in an economic sense, there, is no difference to us between a secured loan and a full payout equipment lease.  The equipment we finance includes computers, medical equipment, copiers, furniture, heating, ventilation and air conditioning equipment, telecommunications equipment and industrial equipment.  We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.

We expect that the per unit equipment cost for leases and notes we originate generally will be between $20,000 and $2.0 million.  Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing and operating leases as defined by U.S. GAAP.  Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.  Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life.  Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases.  Generally, during the lease terms of existing operating leases, we will not recover all of the costs and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years.  When a direct financing lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note become less than 90 days delinquent.

We commenced operations on March 3, 2003.  As of June 30, 2007, our portfolio contained 3,147 equipment leases and notes with 2,961 individual end users located in 50 states.  As of June 30, 2007, we had a net investment of $751,000 in equipment under operating leases and a net investment of $88.6 million in direct financing leases and notes for a total investment in financing assets of $89.3 million.  Our average original equipment cost per equipment lease transaction was $49,000 and $52,000, as of June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007 and December 31, 2006, the average initial term of our financings was 50 and 51 months respectively.  As of June 30, 2007 and December 31, 2006, 19% of our equipment was located in California.  No other state accounted for more than 10% of our equipment portfolio.

(Back to Index)
We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios.  As of June 30, 2007, our outstanding debt was $82.5 million.

Our Lease Portfolio

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of June 30, 2007 and December 31, 2006 (dollars in thousands):

Direct Financing Leases and Notes

	June 30, 2007		December 31, 2006
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Medical Equipment	$31,398	35.3%	$29,140	33.0%
Industrial Equipment	20,728	23.3	19,100	21.6
Computers	11,624	13.1	13,477	15.3
Office Equipment	5,991	6.7	6,944	7.9
Software	4,815	5.4	3,683	4.2
Communications	3,756	4.2	3,172	3.6
Garment Care	2,545	2.9	3,373	3.8
Restaurant Equipment	2,068	2.3	2,432	2.7
Building systems	1,921	2.2	2,048	2.3
Other	4,151	4.6	4,923	5.6
	$88,997	100.0%	$88,292	100.0%

Operating Leases

	June 30, 2007		December 31, 2006
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Industrial Equipment	$297	39.6%	$266	25.6%
Office Equipment	164	21.8	283	27.2
Communications	154	20.5	205	19.7
Computers and software	115	15.3	250	24.1
Medical Equipment	21	2.8	33	3.2
Restaurant Equipment	−	−	2	0.2
	$751	100.0%	$1,039	100.0%

(Back to Index)

The following schedules detail the type of business (before allocating the allowance for possible losses) by standard industrial classification, that lease our equipment as of June 30, 2007 and December 31, 2006 (dollars in thousands):

Direct Financing Leases and Notes

	June 30, 2007		December 31, 2006
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$50,863	57.2%	$51,425	58.2%
Manufacturing	8,841	9.9	9,030	10.2
Retail Trade	7,331	8.2	7,747	8.8
Wholesale Trade	4,737	5.4	4,694	5.3
Construction	4,611	5.2	4,386	5.0
Transportation/Communication/Energy	3,992	4.5	3,409	3.9
Agriculture/Forestry/Fishing	3,280	3.7	2,829	3.2
Finance/Insurance/Real Estate	2,970	3.3	2,552	2.9
Public Administration	351	0.4	620	0.7
Other	2,021	2.2	1,600	1.8
	$88,997	100.0%	$88,292	100.0%

Operating Leases

	June 30, 2007		December 31, 2006
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Construction	$344	45.8%	$313	30.1%
Services	288	38.4	438	42.2
Wholesale Trade	56	7.5	82	7.9
Manufacturing	25	3.3	63	6.1
Transportation/Communication/Energy	23	3.1	61	5.9
Finance/Insurance/Real Estate	7	0.9	66	6.3
Retail Trade	−	−	4	0.4
Public Administration	1	0.1	2	0.2
Other	7	0.9	10	0.9
	$751	100.0%	$1,039	100.0%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets.  As of June 30, 2007 and December 31, 2006, our credit evaluation indicated the need for an allowance for possible losses on our investments in leases and notes of $431,000.

(Back to Index)
Results of Operations

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Total revenues increased to $2.3 million for the three months ended June 30, 2007 as compared to $2.0 million for the three months ended June 30, 2006, an increase of $339,000 (17%).  This increase was primarily attributable to the following:

•
Interest income on equipment financings increased to $1.8 million for the three months ended June 30, 2007 as compared to $1.6 million for the three months June 30, 2006 an increase of $238,000 (15%).  This is due to an increase in our financing assets to $88.6 million as of June 30, 2007 as compared to $86.2 million as of June 30, 2006, an increase of $2.4 million (3%).

•
Gain on sale of equipment and lease dispositions increased to $241,000 for the three months ended June 30, 2007 as compared to $62,000 for the three months ended June 30, 2006.  Gains and losses from equipment and lease dispositions may vary significantly from period to period.

These increases were partially offset by the following:

•
Rental income decreased to $125,000 for the three months ended June 30, 2007 as compared to $199,000 for the three months ended June 30, 2006, a decrease of $74,000 (37%).  This decrease is principally the result of operating leases reaching term.

Total expenses increased to $2.2 million for the three months ended June 30, 2007 as compared to $2.1 million for the three months ended June 30, 2006, an increase of $163,000 (8%).  This increase was primarily attributable to the following:

•
Interest expense increased to $1.3 million for the three months ended June 30, 2007 as compared to $1.1 million for the three months ended June 30, 2006, an increase of $173,000 (16%).  This increase is primarily due to the increase of our debt incurred to acquire equipment financing assets.  Average debt increased to $81.9 million during the three months ended June 30, 2007 as compared to $75.2 million during the three months ended June 30, 2006, an increase of $5.7 million (7.6%).

•
Our general and administrative expenses increased to $269,000 for the three months ended June 30, 2007 as compared to $145,000 for the three months ended June 30, 2006, an increase of $124,000 (86%).  This increase is principally the result of increased legal costs associated with collection efforts.

These increases were partially offset by:

•
Our provision for credit losses decreased to $167,000 for the three months ended June 30, 2007 as compared to $194,000 for the three months ended June 30, 2006, a decrease of $27,000 (14%).  This decrease was within our expectation. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•
Depreciation on operating leases decreased to $85,000 for the three months ended June 30, 2007 as compared to $164,000 for the three months ended June 30, 2006, a decrease of $79,000 (48%).  This decrease is principally the result of operating leases reaching term.

Our net income (loss) for the three months ended June 30, 2007 and 2006 was $91,000 and ($85,000), respectively.  The net income (loss) per limited partnership unit, after the income (loss) allocated to our General Partner for the three months ended June 30, 2007 and 2006 was $0.52 and ($0.49), respectively, based on a weighted average number of limited partnership units outstanding of 171,746, during each period.

Partners’ distributions paid for the three month period ended June 30, 2007 and 2006 were $351,000 and $350,000, respectively.  Distributions to limited partners were 8% of invested capital.  Beginning July 2007, we increased our distributions to limited partners to 10% of invested capital.

(Back to Index)
Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Total revenues increased to $4.5 million for the six months ended June 30, 2007 as compared to $4.0 million for the six months ended June 30, 2006, an increase of $545,000 (14%).  This increase was primarily attributable to increases in interest income and gain on sale of equipment and lease dispositions.  This resulted in the following:

•
Interest income on equipment financings increased to $3.6 million for the six months ended June 30, 2007 as compared to $3.1 million for the six months June 30, 2006 an increase of $495,000 (16%).  This is due to an increase in our financing assets to $88.6 million as June 30, 2007 as compared to $86.2 million as of June 30, 2006, an increase of $2.4 million (3.1%).

•
Gain on sale of equipment and lease dispositions increased to $340,000 for the six months ended June 30, 2007 as compared to $166,000 for the six months ended June 30, 2006, an increase of $174,000 (105%).  Gains and losses from equipment and lease dispositions may vary significantly from period to period.

These increases were partially offset by the following:

•
Rental income decreased to $273,000 for the six months ended June 30, 2007 as compared to $431,000 for the six months ended June 30, 2006, a decrease of $158,000 (37%) as a result of operating leases reaching full term.

Total expenses increased to $4.5 million for the six months ended June 30, 2007 as compared to $3.9 million for the six months ended June 30, 2006, an increase of $574,000 (15%).  This increase was a result of the following:

•
Interest expense increased to $2.5 million for the six months ended June 30, 2007 as compared to $2.2 million for the six months ended June 30, 2006, an increase of $308,000 (14%).This increase is primarily due to the increase of our debt incurred to acquire equipment financings assets.  Average debt increased to $82.1 million during the six months ended June 30, 2007 as compared to $75.5 million during the six months ended June 30, 2006, an increase of $6.6 million (9%).

•
Our provision for credit losses increased to $371,000 for the six months ended June 30, 2007 as compared to $339,000 for the six months ended June 30, 2006, an increase of $32,000 (9%).  This increase was within our expectation.  We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•
Administrative expenses reimbursed to related party increased to $310,000 for the six months ended June 30, 2007 as compared to $269,000 for the six months ended June 30, 2006, an increase of $41,000 (15%). This increase is due to our growth in commercial financing assets.

•
Management fees increased to $565,000 for the six months ended June 30, 2007 as compared to $535,000 for the six months ended June 30, 2006 , an increase of $30,000 (6%).  This increase is directly attributable to our growth in commercial financing assets.

•
General and administrative expenses increased to $589,000 for the six months ended June 30, 2007 as compared to $ 276,000 for the six months ended June 30, 2006, an increase of $313,000 (113%).  This increase is principally the result of increased legal costs associated with collection efforts.

These increases were partially offset by:

•
Depreciation on operating leases decreased to $206,000 for the six months ended June 30, 2007 as compared to $356,000 for the six months ended June 30, 2006, a decrease of $150,000 (42%).  This is a result of operating leases reaching full term.

(Back to Index)
Six Months Ended June 30, 2007 compared to Six Months Ended June30, 2006

Our net (loss) income for the six months ended June 30, 2007 and 2006 was $(1,300) and $28,000, respectively.  The net (loss) income per limited partnership unit, after the (loss) income allocated to our General Partner for the six months ended June 30, 2007 and 2006 was $(0.01) and $0.16, respectively, based on a weighted average number of limited partnership units outstanding of 171,746, during each period.

Partners’ distributions paid for the six months periods ended June 30, 2007 and 2006 were $694,000 and $692,000, respectively.  Distributions to limited partners were 8% of invested capital.

Liquidity and Capital Resources

Our major sources of liquidity have been obtained by the sale of partnership units and the issuance of debt.  The offering of partnership units terminated in August 2004.

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in equipment financings and distributions to partners.

The following table sets forth our sources and uses of cash for the six months ended indicated (in thousands):

	June 30,
	2007	2006
Net cash provided by operating activities	$1,646	$2,166
Net cash used in investing activities	(429)	(194)
Net cash used in financing activities	(4,720)	(1,393)
(Decrease) increase in cash	$(3,503)	$579

Our liquidity is affected by our ability to leverage our portfolio through our credit facilities.  In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return.  Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease.  A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it.  In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage.  As of June 30, 2007, we were in compliance with all such covenants.  If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.

Our liquidity could also be affected by higher than expected defaults on equipment financing assets, which would result in a loss of anticipated revenues.  These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible equipment financing assets, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar equipment financing assets.  As of June 30, 2007, our credit evaluation indicated the need for an allowance for possible losses of $431,000.

Net cash provided in operations decreased by $520,000 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily due to a decrease in due from lockbox of $ 772,000 offset by increases in other assets and amounts due to related parties.

Net cash used by our investing activities increased by $235,000 for the six months ended June 30, 2007 as compared to six months ended June 30, 2006, due to the reinvestment into new equipment financings from the cash derived from the run-off of existing equipment financings.

Net cash used in financing activities increased by $ 3.3 million for the six months ended June 30, 2007 as compared to six months ended June 30, 2006. The increase is primarily due to an increase in restricted cash of $ 3.9 million related to deposits in our collection account for West LB facility.

(Back to Index)
ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30 2007, our outstanding debt totaled $82.5 million, which consists of fixed rate debt of $5.0 million and variable rate debt of $77.5 million.  To mitigate interest rate risk on the variable rate debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on the variable rate debt at 5.77% on a weighted average basis.

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

There have been no significant changes in our internal controls over financial reporting during the six months ended June 30, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.                      EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership (2)
4.1	Forms of letters sent to limited partners confirming their investment (2)
10.1	Fourth Amendment to Secured Loan Agreement with WestLB AG, New York Branch, dated March 30, 2007 (3)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
_________________________

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004 and by this reference incorporated herein.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002 and by this reference incorporated herein.

(3)	File previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

August 14, 2007	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

August 14, 2007	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer and Treasurer of the General Partner