Form 10-Q
period 2007-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2007-11-14
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash	$631	$4,298
Restricted cash	5,675	1,739
Due from lockbox	685	896
Accounts receivable	50	76
Investment in direct financing leases and notes, net	88,555	87,861
Investment in operating leases, net of accumulated depreciation of $930 and $1,378, respectively	789	1,039
Other assets	1,043	1,136
Fair value of interest rate swap	—	392

	$97,428	$97,437

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$82,402	$82,364
Accounts payable and accrued expenses	265	316
Security deposits	2,020	1,783
Due to related parties	4,240	3,013
Fair value of interest rate swap	315	—

Total liabilities	89,242	87,476
Partners’ Capital	8,186	9,961

	$97,428	$97,437

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income:
Interest on equipment financings	$1,755	$1,747	$5,339	$4,836
Rental income	94	173	367	604
Gain on sale of equipment and lease dispositions, net	434	193	774	359
Other	204	145	513	420

	2,487	2,258	6,993	6,219

Expenses:
Interest expense	1,258	1,194	3,724	3,352
Depreciation on operating leases	64	136	270	492
Provision for credit losses	244	230	615	569
Management fee to related party	305	265	870	800
Administrative expense reimbursed to related party	98	151	408	420
General and administrative expenses	484	92	1,073	368

	2,453	2,068	6,960	6,001

Net income	$34	$190	$33	$218

Weighted average number of limited partner units outstanding during the period	171,746	171,746	171,746	171,746

Net income attributed to limited partners per unit	$0.20	$1.10	$0.19	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME(LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(in thousands, except for unit data)
(unaudited)

				Accumulated
	General			Other	Partners’	Comprehensive
	Partner	Limited Partners		Comprehensive	Capital	Income (Loss)
	Amount	Units	Amount	Income (Loss)	Total	Total
Balance, January 1, 2007	$(53)	171,746	$9,622	$392	$9,961
Cash distributions paid	(11)		(1,090)		(1,101)
Net income	—		33		33	$33
Unrealized loss on hedging derivatives				(707)	(707)	(707)

Balance, September 30, 2007	$(64)	171,746	$8,565	$(315)	$8,186	$(674)

The accompanying notes are an integral part of this consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$33	$218
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions net	(774)	(359)
Depreciation	270	492
Amortization of deferred financing costs	95	96
Provision for credit losses, net of recoveries	615	569
Changes in operating assets and liabilities:
Due from lockbox	211	815
Accounts receivable	26	39
Other assets	190	(228)
Accounts payable and accrued expenses	(51)	(134)
Due to related parties, net	1,227	1,616

Net cash provided by operating activities	1,842	3,124

Cash flows from investing activities:
Investments in direct financing leases and notes	(34,933)	(33,818)
Acquisitions of equipment under operating leases, net	—	(35)
Proceeds from direct financing leases and notes, net of earned income	34,379	28,311
Security deposits, net	237	146

Net cash used in investing activities	(317)	(5,396)

Cash flows from financing activities:
Decrease in restricted cash	(3,936)	(120)
Deferred financing costs	(193)	(3)
Proceeds from debt	31,880	31,703
Repayment of debt	(31,842)	(26,858)
Partners’ distributions paid	(1,101)	(1,042)

Net cash used in (provided by) financing activities	(5,192)	3,680

(Decrease) increase in cash	(3,667)	1,408
Cash, beginning of period	4,298	3,206

Cash, end of period	$631	$4,614

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
     Lease Equity Appreciation Fund I, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation, a Delaware corporation (the “General Partner”). The General Partner is an indirect subsidiary of Resource America, Inc. Resource America, Inc. is a publicly traded company (Nasdaq: REXI) operating in the real estate, financial fund management and commercial finance sectors. The fund raised $17,060,772 through the sale of 171,746 limited partnership units prior to the termination of its offering period on August 15, 2004.
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
     As of September 30, 2007 and December 31, 2006, in addition to its 1% General Partner interest, the General Partner also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Fund’s Limited Partnership Agreement (the “Partnership Agreement”).
     The consolidated financial statements and notes thereto as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for possible losses, impairment of long-lived assets and fair value of interest rate swaps. Actual results could differ from those estimates.
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
Concentration of Credit Risk
     Financial instruments that potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of September 30, 2007, the Fund had deposits at one bank totaling $677,000, of which $577,000 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Revenue Recognition
     The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Revenue Recognition — (Continued)
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and nine months ended September 30, 2007 and 2006.
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
Supplemental Disclosure of Cash Flow Information
     Information for the nine months ended September 30, 2007 and 2006 respectively, is as follows:

	2007	2006
Cash paid for:
Interest	$3,640	$3,240

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.
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

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 3 — RESTRICTED CASH
     Restricted cash consists primarily of the cash reserve and cash held by the trustees related to the Fund’s debt facilities.
NOTE 4 — DUE FROM LOCKBOX
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
NOTE 5 — INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases and notes are generally for initial lease terms ranging from 24 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7% to 14%. As of September 30, 2007 and December 31, 2006, the average initial term of the Fund’s financings was 49 and 51 months, respectively. As of September 30, 2007 and December 31, 2006 16% of equipment financings were located in California. The following table sets forth investment in direct financings leases and notes, net (in thousands):

	September 30,	December 31,
	2007	2006
Direct financing leases	$74,558	$78,470
Notes receivable	14,467	9,822

	89,025	88,292
Allowance for possible losses	(470)	(431)

	$88,555	$87,861

     The components of the net investment in direct financing leases as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Total future minimum lease payments	$82,873	$88,238
Unearned income	(9,120)	(10,651)
Residuals, net of unearned residual income	805	883

	$74,558	$78,470

     The following is a summary of the Fund’s allowance for possible losses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Allowance for possible losses, beginning of the period	$431	$405
Provision for credit losses	615	569
Net write-offs	(576)	(674)

Allowance for possible losses, end of the period	$470	$300

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 6 - OTHER ASSETS
     As of September 30, 2007 and December 31, 2006, other assets include $548,000 and $450,000, respectively, of unamortized deferred financing costs that are being amortized over the terms of the related debt. Accumulated amortization as of September 30, 2007 and December 31, 2006 is $377,000 and $282,000, respectively. Amortization expense for each of the five succeeding twelve month periods ending September 30, are $155,000, $123,000, $120,000, $120,000 and $30,000, respectively.
NOTE 7 — DEBT
     The table below summarizes the Fund’s debt as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $125.0 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. As of September 30, 2006 interest on this facility was reduced to LIBOR plus ..95% per annum from 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from September 2010 to July 2014. As of September 30, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 5.81% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for a one year period on December 31, 2007
	$78,551	$74,589

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. Interest and principal are due monthly, with a final maturity date of February 15, 2009	2,383	4,408

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 8% after security deposit. Interest and principal are due monthly, with a final maturity date of September 10, 2010	1,468	3,367

Total outstanding debt	$82,402	$82,364

     The debt maturity for each of the five succeeding twelve month periods ending September 30, and thereafter, are as follows:

2008	$33,422
2009	24,625
2010	14,330
2011	5,970
2012	2,409
Thereafter	1,646

$82,402

     The terms of these credit facilities have financial covenants related to the Fund’s net worth and leverage. As of September 30, 2007 the Fund was in compliance with all such covenants.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 8 — DERIVATIVE INSTRUMENTS
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
     At September 30, 2007 and December 31, 2006, the notional amounts of the interest rate swaps were $76.3 million and $73.3 million, respectively. For the nine months ended September 30, 2007, the Fund had an unrealized loss of $707,000 on these interest rate swaps which is included in accumulated other comprehensive income (loss). The Fund recognized no gain or loss during the nine months ended September 30, 2007 and 2006 for hedge ineffectiveness. Assuming market rates remain constant with the rates of September 30, 2007, $161,700 of the $315,000 in accumulated other comprehensive income (loss) is expected to be recognized in earnings over the next 12 months.
NOTE 9 — TRANSACTIONS WITH AFFILIATES
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

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 9 — TRANSACTIONS WITH AFFILIATES – (Continued)
     The General Partner is reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the three and nine months ended September 30, 2007 and 2006.
     The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the nine months ended September 30, 2007 and 2006.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Acquisition fees	$210	$124	$600	$536
Asset management fees	$305	$265	$870	$800
Reimbursed administrative expenses	$98	$151	$408	$420
     Due to related parties, as of September 30, 2007 and December 31, 2006, represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.
NOTE 10 — ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
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
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Fund, only include changes in the fair value of unrealized hedging derivatives.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 12 — NET INCOME PER LIMITED PARTNERSHIP UNIT
     Net income per limited partnership unit is computed by dividing net income allocated to limited partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units held during the period weighted for the days outstanding during the period. Basic income per limited partnership unit equals dilutive net gain per limited partnership unit because there are no potential dilutive units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
     When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for year ended December 31, 2006. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
Overview
     We are Lease Equity Appreciation Fund I L.P. (the “Fund”), a Delaware limited partnership that was formed on January 31, 2002 by LEAF Financial Corporation, a Delaware corporation (the “General Partner” or “LEAF”). LEAF is an indirect subsidiary of Resource America, Inc., which is a publicly traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors.
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
     We commenced operations on March 3, 2003. As of September 30, 2007, our portfolio contained 4,101 equipment leases and notes with 3,840 individual end users located in 50 states. As of September 30, 2007, we had a net investment of $789,000 in equipment under operating leases and a net investment of $88.6 million in direct financing leases and notes for a total investment in financing assets of $89.3 million. Our average original equipment cost per equipment lease transaction was $39,000 and $52,000, as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, the average initial term of our financings was 49 and 51 months respectively. As of September 30, 2007 and December 31, 2006, 16% of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of September 30,

2007, our outstanding debt was $82.4 million.
Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of September 30, 2007 and December 31, 2006 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2007		December 31, 2006
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Medical Equipment	$28,574	32.1%	$29,140	33.0%
Industrial Equipment	23,234	26.1	19,100	21.6
Computers	12,226	13.7	13,477	15.3
Office Equipment	5,528	6.3	6,944	7.9
Software	4,483	5.0	3,683	4.2
Communications	4,074	4.6	3,172	3.6
Garment Care	2,512	2.8	3,373	3.8
Restaurant Equipment	2,070	2.4	2,432	2.7
Building systems	1,610	1.8	2,048	2.3
Other	4,714	5.2	4,923	5.6

	$89,025	100.0%	$88,292	100.0%

Operating Leases

	September 30, 2007		December 31, 2006
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Industrial Equipment	$291	36.8%	$266	25.6%
Office Equipment	186	23.6	283	27.2
Communications	174	22.1	205	19.7
Computers and software	101	12.8	250	24.1
Medical Equipment	22	2.8	33	3.2
Restaurant Equipment	—	—	2	0.2
Other	15	1.9	—	—

	$789	100.0%	$1,039	100.0%

     The following schedules detail the type of business (before allocating the allowance for possible losses) by standard industrial classification, that lease our equipment as of September 30, 2007 and December 31, 2006 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2007		December 31, 2006
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$46,958	52.8%	$51,425	58.2%
Manufacturing	10,631	11.9	9,030	10.2
Retail Trade	7,306	8.2	7,747	8.8
Wholesale Trade	5,138	5.8	4,694	5.3
Construction	5,020	5.6	4,386	5.0
Transportation/Communication/Energy	4,899	5.5	3,409	3.9
Agriculture/Forestry/Fishing	3,948	4.4	2,829	3.2
Finance/Insurance/Real Estate	2,819	3.2	2,552	2.9
Public Administration	315	0.4	620	0.7
Other	1,991	2.2	1,600	1.8

	$89,025	100.0%	$88,292	100.0%

Operating Leases

	September 30, 2007		December 31, 2006
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Construction	$353	44.8%	$313	30.1%
Services	257	32.5	438	42.2
Wholesale Trade	107	13.6	82	7.9
Manufacturing	19	2.5	63	6.1
Transportation/Communication/Energy	18	2.3	61	5.9
Agriculture/Forestry/Fishing	15	1.9	—	—
Finance/Insurance/Real Estate	6	0.7	66	6.3
Retail Trade	7	0.9	4	0.4
Public Administration	1	0.1	2	0.2
Other	6	0.7	10	0.9

	$789	100.0%	$1,039	100.0%

     In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of September 30, 2007 and December 31, 2006, our credit evaluation indicated the need for an allowance for possible losses on our investments in leases and notes of $470,000 and $431,000 respectively.

Results of Operations
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
     Total revenues increased to $2.5 million for the three months ended September 30, 2007 as compared to $2.3 million for the three months ended September 30, 2006, an increase of $229,000 (10.1%). This increase was primarily attributable to the following:
•	Gain on sale of equipment and lease dispositions increased to $434,000 for the three months ended September 30, 2007 as compared to $193,000 for the three months ended September 30, 2006 an increase of $241,000 (125%). This increase is due to increase in our commercial financing assets coming to term. The number of commercial finance assets terminated increased to 134 for the three months ended September 30, 2007 as compared to 93 for the three months ended September 30, 2006 an increase of 41 (44%).
     These increases were partially offset by the following:
•	Rental income decreased to $94,000 for the three months ended September 30, 2007 as compared to $173,000 for the three months ended September 30, 2006, a decrease of $79,000 (45.7%). This decrease is principally the result of operating leases reaching term.
     Total expenses increased to $2.5 million for the three months ended September 30, 2007 as compared to $2.1 million for the three months ended September 30, 2006, an increase of $385,000 (18.6%). This increase was primarily attributable to the following:
•	Our general and administrative expenses increased to $484,000 for the three months ended September 30, 2007 as compared to $92,000 for the three months ended September 30, 2006, an increase of $392,000 (426.1%). This increase is principally the result of increased legal costs associated with collection efforts.
     These increases were partially offset by the following:
•	Depreciation on operating leases decreased to $64,000 for the three months ended September 30, 2007 as compared to $136,000 for the three months ended September 30, 2006, a decrease of $72,000 (52.9%). This decrease is principally the result of operating leases reaching term.
     Our net income for the three months ended September 30, 2007 and 2006 was $34,000 and $190,000 respectively. The net income per limited partnership unit, after the income allocated to our General Partner for the three months ended September 30, 2007 and 2006 was $0.20 and $1.10, respectively, based on a weighted average number of limited partnership units outstanding of 171,746, during each period.
     Partners’ distributions paid for the three month period ended September 30, 2007 and 2006 were $403,500 and $346,000, respectively. From inception of partnership to June 30, 2007 distributions to limited partners were 8% of invested capital. Beginning July 2007, we increased our distributions to limited partners to 10% of invested capital.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
     Total revenues increased to $7.0 million for the nine months ended September 30, 2007 as compared to $6.2 million for the nine months ended September 30, 2006, an increase of $774,000 (12.5%). This increase was primarily attributable to increases in interest income and gain on sale of equipment and lease dispositions. This resulted in the following:
•	Interest income on equipment financings increased to $5.3 million for the nine months ended September 30, 2007 as compared to $4.8 million for the nine months September 30, 2006 an increase of $503,000 (10.4%). Our average investment in direct financing leases and notes increased to $87.5 million for the nine months ended September 30, 2007 as compared to $78.7 million for the nine months ended September 30, 2006, an increase of $8.8 million (11.2%).

•	Gain on sale of equipment and lease dispositions increased to $774,000 for the nine months ended September 30, 2007 as compared to $359,000 for the nine months ended September 30, 2006, an increase of $415,000 (115.6%). This increase is due to our increase in commercial financing assets coming to term. The number of commercial financing assets terminated increased to 511 for the nine months ended September 30, 2007 as compared to 221 for the nine months ended September 30, 2006, an increase of 290 (131%).
     These increases were partially offset by the following:
•	Rental income decreased to $367,000 for the nine months ended September 30, 2007 as compared to $604,000 for the nine months ended September 30, 2006, a decrease of $237,000 (39.2%) as a result of operating leases reaching full term.
     Total expenses increased to $7.0 million for the nine months ended September 30, 2007 as compared to $6.0 million for the nine months ended September 30, 2006, an increase of $959,000 (16.0%). This increase was a result of the following:
•	Interest expense increased to $3.7 million for the nine months ended September 30, 2007 as compared to $3.4 million for the nine months ended September 30, 2006, an increase of $372,000 (11.1%).This increase in interest expense is due to an increase in our average debt balance which was partially offset by reduction in our interest rates from LIBOR plus 1.10% per annum to LIBOR plus 0.95% per annum on our West LB credit facility for the nine months ended September 30, 2007 as compared to nine months ended September 30, 2006. Average debt increased to $81.8 million during the nine months ended September 30, 2007 as compared to $75.5 million during the nine months ended September 30, 2006, an increase of $6.3 million (8.3%).

•	Our provision for credit losses increased to $615,000 for the nine months ended September 30, 2007 as compared to $569,000 for the nine months ended September 30, 2006, an increase of $46,000 (8.1%). This increase was within our expectation. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	Management fees increased to $870,000 for the nine months ended September 30, 2007 as compared to $800,000 for the nine months ended September 30, 2006, an increase of $70,000 (8.8%).

•	General and administrative expenses increased to $1.1 million for the nine months ended September 30, 2007 as compared to $368,000 for the nine months ended September 30, 2006, an increase of $705,000 (191.6%). This increase is principally the result of increased legal costs associated with collection efforts.
     These increases were partially offset by:
•	Depreciation on operating leases decreased to $270,000 for the nine months ended September 30, 2007 as compared to $492,000 for the nine months ended September 30, 2006, a decrease of $222,000 (45.1%). This is a result of operating leases reaching full term.

•	Administrative expenses reimbursed to related party decreased to $408,000 for the nine months ended September 30, 2007 as compared to $420,000 for the nine months ended September 30, 2006, a decrease of $12,000 (2.9%).

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
     Our net income for the nine months ended September 30, 2007 and 2006 was $33,000 and $218,000, respectively. The net income per limited partnership unit, after the income allocated to our General Partner for the nine months ended September 30, 2007 and 2006 was $0.19 and $1.26 respectively, based on a weighted average number of limited partnership units outstanding of 171,746, during each period.
     Partners’ distributions paid for the nine months periods ended September 30, 2007 and 2006 were $1.1 million and $1 million, respectively. From inception of partnership to June 30, 2007 distributions to limited partners were 8% of invested capital. Beginning July 2007, we increased our distributions to limited partners to 10% of invested capital.
Liquidity and Capital Resources
     Our major sources of liquidity have been obtained by the sale of partnership units and the issuance of debt.
     Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in equipment financings and distributions to partners.
     The following table sets forth our sources and uses of cash for the nine months ended indicated (in thousands):

	September 30,
	2007	2006
Net cash provided by operating activities	$1,842	$3,124
Net cash used in investing activities	(317)	(5,396)
Net cash used in (provided by) financing activities	(5,192)	3,680

(Decrease) increase in cash	$(3,667)	$1,408

     Our liquidity is affected by our ability to leverage our portfolio through our credit facilities. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of September 30, 2007, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.
     Our liquidity could also be affected by higher than expected defaults on equipment financing assets, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible equipment financing assets, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar equipment financing assets. As of September 30, 2007, our credit evaluation indicated the need for an allowance for possible losses of $470,000.
     Net cash provided by operations decreased by $1.3 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to changes in operating assets and liabilities.
     Net cash used in our investing activities decreased by $5.1 million for the nine months ended September 30, 2007 as compared to nine months ended September 30, 2006, principally due to an increase in proceeds from direct financing leases and notes of $6.0 million. This was reinvested into new equipment financings.
     Net cash used in financing activities increased by $8.9 million for the nine months ended September 30, 2007 as compared to nine months ended September 30, 2006. The increase is primarily due to an increase in restricted cash of $3.8 million related to deposits in our collection account for West LB facility, as well as an increase in debt payments of $5.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30 2007, our outstanding debt totaled $82.4 million, which consists of fixed rate debt of $3.9 million and variable rate debt of $78.5 million. To mitigate interest rate risk on the variable rate debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on the variable rate debt at 5.81% on a weighted average basis.
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
     There have been no significant changes in our internal controls over financial reporting during the nine months ended September 30, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)

3.2	Certificate of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (2)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004 and by this reference incorporated herein.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on September 7, 2002 and by this reference incorporated herein. (3)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

November 14, 2007	/s/ Crit DeMent CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

November 14, 2007	/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ
Chief Financial Officer and Treasurer of the General Partner