Form 10-K
period 2007-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2008-03-31
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Title of Each Class
Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
The registrant’s securities are not traded on a public market.
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
PART I
ITEM 1. BUSINESS
General
     We are Lease Equity Appreciation Fund I, L.P., a Delaware limited partnership that was formed on January 31, 2002. Our General Partner is LEAF Financial Corporation. Our General Partner is a subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc., which is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate and equipment finance sectors. As of August 15, 2004, the date our offering period terminated, we raised $17.1 million through the sale of 171,746 of our limited partner units.
     We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. Also, we focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1 billion or less in total assets; or

•	$100 million or less in total annual sales.
     We expect that the per unit equipment cost for leases we originate generally will be between $20,000 and $2 million. Our principal objective is to generate regular cash distributions to our limited partners.
     Our leases consist of direct financing and operating leases as defined by U.S. GAAP. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note becomes less than 90 days delinquent.
     We commenced operations on March 3, 2003. As of December 31, 2007 our portfolio contained 4,527 equipment leases with 4,261 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on original cost of the equipment. As of December 31, 2007, we had a net investment of $101.0 million in direct financing leases and notes and a net investment of $720,000 in equipment under operating leases for a total investment in financing assets of $101.7 million.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2007, our outstanding debt was $97.3 million.

Our Lease Portfolio
     The following schedules detail the type, net investment (before the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases and leases and notes (dollars in thousands):
Direct Financing Leases and Notes

	December 31, 2007
	Net
Type of Equipment	Investment	Percentage
Industrial Equipment	$28,956	28.5%
Medical Equipment	26,001	25.6
Computers	12,501	12.3
Office Equipment	6,248	6.2
Restaurant Equipment	5,160	5.1
Software	4,876	4.8
Agriculture	4,375	4.3
Communications	4,338	4.3
Garment Care	2,626	2.6
Other	6,473	6.3

	$101,554	100.0%

	December 31, 2006
	Net
Type of Equipment	Investment	Percentage
Medical Equipment	$29,140	33.0%
Industrial Equipment	19,100	21.6
Computers	13,477	15.3
Office Equipment	6,944	7.9
Software	3,683	4.2
Garment Care	3,373	3.8
Communications	3,172	3.6
Restaurant Equipment	2,432	2.7
Building Systems	2,048	2.3
Other	4,923	5.6

	$88,292	100.0%

Operating Leases

	December 31, 2007
	Net
Type of Equipment	Investment	Percentage
Industrial Equipment	$344	47.7%
Communications	153	21.3
Office Equipment	141	19.7
Computers	67	9.3
Agriculture	15	2.0
Software	—
Restaurant Equipment	—

	$720	100.0%

	December 31, 2006
	Net
Type of Equipment	Investment	Percentage
Office Equipment	$283	27.2%
Industrial Equipment	266	25.6
Computers	243	23.4
Communications	205	19.7
Medical Equipment	33	3.2
Software	7	0.7
Restaurant Equipment	2	0.2

	$1,039	100.0%

     The following schedules detail the type of business by standard industrial classification that finance our equipment (dollars in thousands):
Direct Financing Leases and Notes

	December 31, 2007
	Net
Type of Business	Investment	Percentage
Services	$49,004	48.3%
Retail Trade	11,491	11.3
Manufacturing	10,242	10.1
Agriculture/Forestry/Fishing	6,703	6.6
Transportation/ Communication/Energy	6,515	6.4
Wholesale Trade	6,311	6.2
Construction	5,687	5.6
Finance/Insurance/Real Estate	2,729	2.7
Public Administration	335	0.3
Other	2,537	2.5

	$101,554	100.0%

	December 31, 2006
	Net
Type of Business	Investment	Percentage
Services	$51,425	58.2%
Retail Trade	9,030	10.2
Manufacturing	7,747	8.8
Construction	4,694	5.3
Wholesale Trade	4,386	5.0
Transportation/ Communication/Energy	3,409	3.9
Agriculture/Forestry/Fishing	2,829	3.2
Finance/Insurance/Real Estate	2,552	2.9
Public Administration	620	0.7
Other	1,600	1.8

	$88,292	100.0%

Operating Leases

	December 31, 2007
	Net
Type of Business	Investment	Percentage
Construction	$391	54.2%
Services	153	21.3
Wholesale Trade	103	14.3
Agriculture/Forestry/Fishing	27	3.8
Manufacturing	15	2.0
Transportation/ Communication/Energy	15	2.1
Retail Trade	6	0.9
Finance/Insurance/Real Estate	5	0.7
Other	5	0.7

	$720	100.0%

	December 31, 2006
	Net
Type of Business	Investment	Percentage
Services	$438	42.2%
Construction	313	30.1
Wholesale Trade	82	7.9
Finance/Insurance/Real Estate	66	6.3
Manufacturing	63	6.1
Transportation/ Communication/Energy	61	5.9
Retail Trade	4	0.4
Public Administration	2	0.2
Other	10	0.9

	$1,039	100.0%

     Our average original equipment cost per equipment finance transaction was $40,000. As of December 31, 2007 and 2006, the average initial term of our financings were 51 months. As of December 31, 2007 and 2006, 15% and 19%, respectively, of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.

     In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of December 31, 2007, our credit evaluation indicated the need for an allowance for credit losses of $600,000.
     Our allowance for credit losses is as follows:

	December 31,
	2007	2006
Balance at beginning of year	$431	$405
Provision for credit losses	1,282	910
Net write-offs	(1,113)	(884)

Balance at end of year	$600	$431

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
     As of December 31, 2007, the outstanding balance of the secured financing was $97.3 million. These loans are described below.
     On December 31, 2004, LEAF Fund I, LLC, our wholly owned subsidiary entered into a secured loan agreement with WestLB AG, New York Branch. This financing arrangement is a revolving line of credit, with an aggregate borrowing limit of $110 million collateralized by specific lease receivables and related equipment, with a credit reserve of 1%. As of December 31, 2007 the outstanding balance under this financing arrangement was $95.6 million. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates our subsidiary has entered into interest rate swap agreements which fix the interest rate on this facility at 5.63%. In December 2007, this line was extended to January 31, 2011. Interest and principal are due as payments are received under the leases.
     In November 2003, we entered into a Master Loan and Security Agreement with OFC Capital, a division of ALFA Financial Corporation. Under the terms of the loan agreement, OFC makes available to us loans in an aggregate principal amount not to exceed $15.0 million. Each loan under the agreement equals 93% of the aggregate payments due under the related equipment lease or equipment finance transaction that collateralizes such loan, discounted at an interest rate of 6.9%. Each loan is funded subject to a credit reserve of 3% of the loan amount. As of December 31, 2007, the outstanding balance under this financing arrangement was $1.7 million. The balance is due February 15, 2009.
     In September 2003, we entered into a financing arrangement with National City Commercial Capital Corporation (formerly Information Leasing Corporation, a subsidiary of Provident Bank of Cincinnati, Ohio). Under this arrangement, we assigned specified leases and their related receivables to National City Commercial Finance at a price generally equal to the sum of the receivables, discounted to present value at a discount rate of 5.79% and with a credit reserve of 8% after security deposit and transaction costs. This loan was satisfied in November 2007.
     If our Fund’s WestLB facility is not extended at the time of renewal, we would not be required to make full repayment at the time of renewal. Rather the Fund would continue to repay the outstanding debt under its original terms. Therefore our cash flow would not be negatively impacted. The terms of our credit facilities include financial covenants. As of December 31, 2007, we were in compliance with all such covenants.

Agreements with our General Partner
     We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business.
     Our General Partner and its affiliates receive substantial fees and other compensation from us such as:
•	our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. Cash distributions paid to our General Partner in the years ended December 31, 2007, 2006 and 2005 were $16,000, $13,000, and $14,000, and respectively;

•	our General Partner receives fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the years ended December 31, 2007, 2006 and 2005 were $1.1 million, $697,000 and $1.2 million respectively;

•	our General Partner receives a subordinated annual asset management fee of either 3% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and notes. During the five-year reinvestment period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees earned to the General Partner for the years ended December 31, 2007, 2006 and 2005 were $1.2 million, $1.1 million, and $840,000, respectively;

•	our General Partner receives a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our limited partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the years ended December 31, 2007, 2006 and 2005;

•	our General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2007, 2006 and 2005;

•	our General Partner is reimbursed for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to the General Partner for the years ended December 31, 2007, 2006 and 2005 were $479,000, $565,000, and $555,000, respectively.

Competition
     The equipment leasing business is highly fragmented and competitive. We compete with:
•	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

•	captive finance and leasing companies affiliated with major equipment manufacturers; and

•	other sources of equipment lease financing, including other publicly- offered partnerships.
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
Employees
     As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operations. Rather, the personnel of our General Partner and or its affiliates manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of our General Partner and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests. The officers of our General Partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our General Partner’s affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our General Partner regarding the availability of these officers to manage us.
ITEM 1A – RISK FACTORS
We May Not Return All of Our Limited Partners’ Investment or Any Rate of Return on Their Investment
     A substantial portion, and possibly all, of the cash distributions our limited partners receive from us will be a return of capital. The portion of our limited partners’ total distributions that is a return of capital and the portion that is investment income will depend on a number of factors and cannot be determined until all of our leases and secured loans have matured or been sold. At that time each of our limited partners will be able to compare the total amount of all cash distributions received by it to its total capital invested in us, and determine its investment income.
Higher Than Expected Equipment Lease and Secured Loan Defaults May Result in Losses
     We expect that our average per unit cost of the equipment subject to our leases and secured loans will be between $40,000 and $75,000, and we intend to focus our leases and secured loans on the small to mid-size business market, which may have greater risks of default than if we had a larger average per unit cost and focused on larger customers. For example, few small to mid-sized private businesses have audited financial statements, which increases the risk that their financial statements may be inaccurate or incomplete, or that our credit evaluations of our customers may not accurately reflect the risk of their potential defaults on our leases and secured loans. Although our general partner and its affiliates have developed credit evaluation systems designed to address this situation their systems may not identify all of the risks involved in the financial statements submitted to us by potential lessees or borrowers. Higher than expected equipment lease or secured loan defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our limited partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment.
     While we will seek to repossess and re-lease or sell any equipment that is subject to a defaulted lease or secured loan, we may not be able to do so on advantageous terms. In some cases, the cost of repossessing the equipment subject to a defaulted lease or secured loan may make trying to recover the equipment impractical. Also, if a lessee or borrower under a defaulted lease or secured loan files for protection under the bankruptcy laws, then:
•	we may experience difficulties and delays in recovering the equipment from the defaulting party;

•	the equipment may be returned in poor condition; and

•	we may be unable to enforce important contract provisions against the insolvent party, including the contract provisions that require the equipment to be returned to us in good condition.
In addition, we may suffer a loss, or our ability to make distributions may be adversely affected, by the high costs of:
•	enforcing a lessee’s or borrower’s contract obligations;

•	recovering equipment from the defaulting party;

•	transporting, storing, and repairing the equipment; and

•	finding a new lessee or purchaser for the equipment.
     Also, we do not expect to be able to recover software that we lease or finance for a customer that is not on a computer’s hard drive and, even if we could do so, we generally would not be able to lease or sell the same software again under the terms of use required by the software vendors.
     If a lessee or borrower defaults on a lease or secured loan, respectively, that we acquired using borrowed funds or subsequently financed, which generally will be the case with respect to all of our leases and secured loans, the entire proceeds from the re-leased or sold equipment will typically first be applied to payment of the financing and only after full repayment to our creditor would we be entitled to any remaining proceeds. In these circumstances, we may lose some or all of our investment in the equipment.
Poor Economic Conditions May Adversely Affect Our Ability to Build Our Portfolio
     The current economic slowdown in the United States could adversely affect our ability to invest the proceeds of this offering as quickly as we would like to if businesses aggressively seek to reduce their costs. If this happens, our distributions to our limited partners during the initial period of our operations may be less than if our offering proceeds were fully invested in accordance with our timetable. It also could result in reduced interest rates, which could reduce the returns we can obtain on our leases and secured loans and, as a consequence, the distributions we can make to you and our other limited partners. Depending primarily on the severity and duration of the slowdown in the economy, the creditworthiness of our lessees and borrowers could be adversely affected if they have difficulty obtaining financing for their business operations, which could cause them to default on their obligations to us and cause us to incur a loss.
     In addition, our ability to obtain leverage to help build our portfolio on terms we deem acceptable may be reduced or delayed, and our costs of borrowing may increase, to the extent the credit markets available to us are or become adversely affected by the current weakness in the national economy precipitated by the ongoing problems in the home mortgage, housing and housing-dependent industries, including banks and other financial services companies.

If We Are Unable to Realize the Residual Value of Our Equipment Under Our Operating Leases, We May Incur Losses
     A significant portion of our portfolio is “operating leases,” under which the net present value of aggregate rental payments during the initial lease term generally is structured to result in our recovery of 80% to 85% of the purchase price of the equipment. Thus, our ability to recover the full purchase price of the equipment and our expected return in connection with an operating lease depends on the potential value of the equipment once the primary lease term expires. We call this the “residual value.” The residual value will depend on numerous factors beyond our control, including:
•	whether the original lessee wants to keep the equipment;

•	the cost of comparable new equipment;

•	whether the leased equipment is obsolete or in poor condition; and

•	whether there is a secondary market for the type of used equipment.
Using Leverage to Build Our Portfolio Subjects Us to the Risk That Our Revenues May Not Be Sufficient to Cover Our Operating Costs Plus Debt Service and, Consequently, May Result in Losses
     We expect to “leverage” the acquisition costs of our equipment through borrowings, including securitization financing. We anticipate that our borrowings and securitization financings will be approximately 80% to 85% of the aggregate acquisition costs of our equipment. However, we are not limited as to the amount of debt or securitization financing that we may incur. As a result, the amount of our debt and securitization financing may be significantly less than 80% or greater than 85%. The actual amount will depend on our general partner’s assessment of the availability of funds on acceptable terms and on the composition of our investment portfolio.
     While leverage can enhance our return on invested capital, if the return on our investments fails to cover the cost of the financings, or if the return is negative, our ability to make distributions to our limited partners will be impaired and the value of our net assets will decline more rapidly than would be the case in the absence of leverage.
     Our general partner anticipates that we will pledge most, if not all, of our portfolio as collateral for our financings. If we are unable to pay our debt service because of the failure of our lessees or borrowers to make timely payments, or due to other factors, we may lose the pledged collateral. Also, lenders or securitizers may require covenants that could restrict our flexibility in making business and financing decisions in the future, and in order to repay our financing, we may be required to dispose of our assets at a time when we would otherwise not do so.
Cost Reimbursements and Significant Fees We Pay to Our General Partner and Its Affiliates, and Reserves Our General Partner Establishes, Reduce Our Cash Available for Distribution to Our Limited Partners
     Before making any distributions to our limited partners, we reimburse our general partner for expenses incurred by it on our behalf during the related period. The amount of these expenses are determined by our general partner subject to limitations set forth in our partnership agreement.
     Some fees are paid without regard to the amount of our cash distributions to our limited partners, and regardless of the success or profitability of our operations.
     The compensation and fees of our general partner and its affiliates were established by our general partner and are not based on arm’s-length negotiations. Also, our general partner determines the amount of cash reserves that we maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to our limited partners.

Our Limited Partners Ability to Dispose of Their Investment in Us Is Limited
     There is no public market for our units, and our partnership agreement imposes significant restrictions on a limited partners rights to transfer its units.
     These restrictions were established to comply with federal and state securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Thus, a limited partner probably will not be able to sell or otherwise liquidate its units in the event of an emergency and if it was able to arrange a sale, the price it would receive for its units would likely be at a substantial discount to the price it paid for its units. Also, its units probably will not be readily acceptable as collateral for loans.
     A limited partner should invest in us only if it is prepared to hold its units for at least nine years, which is the period consisting of:
•	an offering period of up to two years;

•	an additional five-year operating period; and

•	a subsequent maturity period of approximately two years, during which our leases and secured loans will either mature or be sold and we will liquidate our other assets.
     As a result, a limited partner should view its investment in us as illiquid and should not purchase our units unless it has no need for the funds it invests. It should also consider that our anticipated term as a partnership of nine years as described above could be more than nine years if we encounter unexpected difficulties in liquidating our investments.
Our Limited Partners have Very Limited Voting Rights and Ability to Control Our Business
     Unlike a holder of common stock in a corporation, a limited partner has only limited voting rights on matters affecting our business. For example limited partners have no right to elect our general partner on an annual or other continuing basis. Instead, our general partner may be removed only on the vote of limited partners holding a majority of our outstanding units. Under our partnership agreement, however, neither our general partner nor any of its affiliates may participate in any vote by the limited partners to remove our general partner as general partner and approve the appointment of a substitute general partner.
Our General Partner May Be Subject To Various Conflicts of Interest Arising Out of Its Relationship to Us
     We do not employ our own full-time officers, directors or employees. Instead, the officers, directors and employees of our general partner’s affiliates supervise and control our business affairs, as well as the affairs of their other businesses. Therefore, they devote to us and our business only the amount of time that they think is necessary to conduct our business.
Our General Partner’s Investment Committee is Not Independent
     Any conflicts in determining and allocating investments between us and our general partner, or between us and another program managed by our general partner or its affiliates, will be resolved by our general partner’s investment committee. Since all of the members of our general partner’s investment committee are officers of our general partner and certain of its affiliates, and are not independent, matters determined by the investment committee, including conflicts of interest between us and our general partner and its affiliates involving investment opportunities, may not be as favorable to our investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one program our general partner and its investment committee will allocate the investment to a program (which includes us) after taking into consideration at least the following factors:

•	which program has been seeking investments for the longest period of time;

•	whether the program has the cash required for the investment;

•	whether the amount of debt to be incurred with respect to the investment is acceptable for the program;

•	the effect the investment would have on the program’s cash flow;

•	whether the investment would further diversify, or unduly concentrate, the program’s investments in a particular lessee, class or type of equipment, location, industry, etc.; and

•	whether the term of the investment is within the term of the program.
     Not withstanding the foregoing, our general partner and its investment committee may make exceptions to these general policies when, in our general partner’s judgment, other circumstances make application of these policies inequitable or uneconomic.
     Also, under our partnership agreement our general partner and its affiliates may engage in equipment acquisitions, financing secured loans, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other partnerships, even if they compete with us. Our general partner could be confronted with decisions whereby it would have an economic incentive to place its interests above ours.
Our General Partner May Have Difficulty Managing Its Growth, Which May Divert Its Resources and Limit Its Ability to Expand Its Operations Successfully
     The amount of assets that our general partner and its affiliates manage has grown substantially in recent years and our general partner and its affiliates intend to continue to sponsor funds similar to us, which may be concurrent with us, and they expect to experience further growth in their respective assets under management. Our general partner’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. They, however, may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our general partner’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency.
If We Do Not Generate Sufficient Cash, We Will Not Be Able to Pay Monthly Annual Distributions to Our Limited Partners or Reinvest a Portion of Our Net Revenues in Additional Investments During the Operating Period
     During the period beginning with our initial closing and ending five years after the completion of this offering (the “operating period”), we have the right to reinvest all net revenues we may have above the amounts necessary to pay our limited partners distributions in an aggregate amount equal to 8.0% annually on their respective adjusted capital contributions, in additional equipment leases and secured loans. However, for the reasons described in this “Risk Factors” section, limited partners should not assume that we will be able to generate cash for reinvestment in additional equipment leases and secured loans or even that we will generate cash sufficient to pay our limited partners all or any part of an 8.0% annual distribution.
Our Cash Distributions May Not Return Our Limited Partners’ Investment or Provide a Return on Their Investment, and May Be Reduced or Delayed
     The actual amounts of cash we generate will depend on numerous factors which may be beyond our control and may reduce or delay our cash distributions to our limited partners, including:

•	the demand for the equipment leases and secured loans we provide;

•	our ability to obtain financings or leverage, including securitizations, on acceptable terms to build our equipment portfolio;

•	required principal and interest payments on the debt we intend to incur;

•	profitability of our operations;

•	equipment lease and secured loan defaults;

•	prevailing economic conditions; and

•	government regulations.
Our Success Is Subject to Risks Inherent in the Equipment Leasing and Finance Business, Any of Which May Affect Our Ability to Operate Profitably
     A number of factors may affect our ability to operate profitably. These include:
•	changes in economic conditions, including fluctuations in demand for equipment, interest rates and inflation rates;

•	the quality of the equipment we acquire and lease or finance;

•	the continuing strength of equipment manufacturers;

•	the timing of our equipment purchases and our ability to forecast technological advances;

•	technological and economic obsolescence of the equipment we acquire;

•	our ability to obtain financings or leverage, including securitizations, on acceptable terms, to build our equipment portfolio;

•	defaults by our lessees or borrowers; and

•	increases in our expenses, including labor, tax and insurance expenses.
Interest Rate Changes May Reduce the Value of Our Portfolio and Our Returns
     Changes in interest rates will affect the market value of our portfolio. In general, the market value of an equipment lease or secured loan will change in inverse relation to an interest rate change when the equipment lease or secured loan has a fixed rate of return. Thus, in a period of rising interest rates, the market value of our equipment leases and secured loans will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it.
     Interest rate changes will also affect the return we obtain on new equipment leases or secured loans. For example, during a period of declining rates, our gross revenues may be reduced because our reinvestment of rental and loan payments may be at lower rates than we obtained in prior equipment leases or secured loans, or the existing equipment leases or secured loans may be prepaid by the lessee or the borrower. Also, when we obtain financing (i.e., borrowings or securitizations) an increase in interest rates will not necessarily be reflected in increased rates of return on the equipment leases or secured loans funded through that debt, which would adversely affect our net return on the equipment leases and secured loans. Thus, interest rate changes may materially affect our revenues, which in turn may affect the amount we are able to distribute to our limited partners.
Our Inability to Obtain Insurance For Certain Types of Losses Means We Must Bear the Cost of Any Losses From the Non-Insurable Risks
     While our equipment leases and secured loans will generally require lessees or borrowers to have comprehensive insurance on the equipment under lease or financed and to assume the risk of loss, some losses may be either uninsurable or not economically feasible to insure, such as losses from war, earthquakes or terrorist acts. Furthermore, we can neither anticipate nor obtain insurance against all possible contingencies that may affect the equipment. If an event occurs for which we have no insurance, we could lose some or all of our investment in the affected equipment.
Participation With Affiliated Programs or Third-Parties in Joint Ventures May Require Us to Pay Additional Costs or Incur Losses Because of Actions Taken By the Third-Parties
     Our partnership agreement permits us to invest in equipment, leases and secured loans through joint venture arrangements with our general partner’s affiliated investment programs or independent third-parties. Investing in joint ventures involves risks not present when we invest by our self. These risks include:
•	the possibility that our co-venturer may become bankrupt or otherwise fail to meet its financial obligations, thereby causing us to pay our co-venturer’s share of the joint venture’s debts, since each co-venturer generally must guarantee all of the joint venture’s debts;

•	our co-venturer may have business or economic objectives or interests that are inconsistent with ours and it may want to manage the joint venture in ways that do not maximize our return;

•	actions by a co-venturer might subject equipment leases owned by the joint venture to liabilities greater than those we contemplate; and

•	when more than one person owns property, there may be a stalemate on decisions, including decisions regarding a proposed sale or other transfer of the assets.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     We do not own or lease any real property.
ITEM 3. LEGAL PROCEEDINGS
     We are not subject to any pending material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our limited partners during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our limited partnership units are not publicly traded. There is no market for our limited partnership units and it is unlikely that any will develop. The following table shows the number of equity security holders as of December 31, 2007:

Number of Partners
as of
Title of Class	December 31, 2007
Limited Partnership Units	433
General Partnership Units	1
     Total distributions paid to limited partners for years ended December 31, 2007, 2006 and 2005 were $1.5 million, $1.4 million and $1.4 million, respectively.
ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data should be read together with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. The financial data for the period ended December 31, 2003 is for the period beginning with the inception of our operations on March 3, 2003 through December 31, 2003; and, accordingly, we deem March 3, 2003 to be the commencement of our operations and we refer to the period from that date through December 31, 2003, as the year ended December 31, 2003 (in thousands, except for unit data).

	For the Years Ended
	December 31,
	2007	2006	2005	2004	2003
Revenues	$9,468	$8,412	$7,704	$3,537	$983
Expenses	$9,719	$8,225	$8,388	$3,787	$1,379
Net (loss) income	$(251)	$187	$(684)	$(250)	$(396)
Distributions to Partners	$1,534	$1,387	$1,388	$978	$480
Weighted average number of limited partnership units outstanding during the year	171,746	171,746	171,746	137,000	61,149
Net (loss) income per weighted limited partnership unit — basic and fully diluted	$(1.45)	$1.08	$(3.94)	$(1.80)	$(6.42)

	As of December 31,
	2007	2006	2005	2004	2003
Total assets	$111,616	$97,437	$90,793	$66,530	$28,236
Net investment in direct financing leases and notes	$100,954	$87,861	$80,783	$53,582	$24,241
Equipment under operating leases, net	$720	$1,039	$1,743	$1,570	$313
Debt	$97,302	$82,364	$77,327	$51,462	$20,386
Partners’ capital	$6,622	$9,961	$11,427	$12,789	$7,452

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     As of August 15, 2004 the date our offering period terminated, we had raised $17.1 million through the sale of 171,746 limited partner units.
     We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. Also, we focus on the small to mid-size business market, which generally includes businesses with:
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
     We commenced operations on March 3, 2003. As of December 31, 2007 our portfolio contained 4,527 equipment leases and notes with 4,261 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on original cost of the equipment. As of December 31, 2007, we had a net investment of $101 million in direct financing leases and notes and a net investment of $720,000 in equipment under operating leases for a total investment in financing assets of $101.7 million. Our average original equipment cost per equipment lease transaction was $40,000. As of December 31, 2007, the average initial term of our financings were 51 months. As of December 31, 2007 and 2006, 15% and 19% of our equipment was located in California, respectively. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2007 our outstanding debt was $97.3 million.
Results of Operations
Year Ended December, 31, 2007 Compared to Year Ended December 31, 2006
     Total revenues increased to $9.5 million for the year ended December 31, 2007 as compared to $8.4 million in the year ended December 31, 2006, an increase of $1.1 million (12.5%). We attribute this increase to the following:
•	Our interest income increased to $7.2 million for the year ended December 31, 2007 as compared to $6.5 million in the year ended December 31, 2006, an increase of $743,000 (11.4%). This is due to an increase in our financing assets to $101 million in the year ended December 31, 2007 as compared to $87.9 million in the year ended December 31, 2006, an increase of $13.1 million (14.9%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing.

•	Our gain on sale of equipment increased to $1.1 million for the year ended December 31, 2007 as compared to $543,000 in the year ended December 31, 2006, an increase of $533,000 (98.1%). Gains on sale of equipment may vary significantly from period to period due to the portfolio maturing. As the portfolio ages, there will be increased activities from early lease terminations and end of lease dispositions.

•	Other income increased to $700,000 for the year ended December 31, 2007 as compared to $606,000 in the year ended December 31, 2006, an increase of $94,000 (15.5%). Other income consists primarily of late fee income and handling fee income.
     These increases were partially offset by the following:
•	Our rental income decreased to $447,000 for the year ended December 31, 2007 as compared to $761,000 in the year ended December 31, 2006, a decrease of $314,000 (41.3%). This decrease is due to operating leases reaching full term.
     Total expenses increased to $9.7 million for the year ended December 31, 2007 as compared to $8.2 million in the year December 31, 2006, an increase of $1.5 million (18.2%). We attribute this increase to the following:
•	Interest expense increased to $5 million in the year ended December 31, 2007 as compared to $4.6 million in the year ended December 31, 2006, an increase of $475,000 (10.4%). This increase is due to the increase of our debt incurred to acquire equipment financing assets. Debt increased to $97.3 million at December 31, 2007 as compared to $82.4 million at December 31, 2006, an increase of $14.9 million (18.1%). Generally interest rates on all our debt facilities are based on one month LIBOR and fluctuate with changes in LIBOR.

•	Our provision for credit losses increased to $1.3 million in the year ended December 31, 2007 as compared to $910,000 in the year ended December 31, 2006, an increase of $372,000 (40.9%). The increase in our provision for credit losses is principally a result of the growth of our lease portfolio and is within our expectations. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	Management fees increased to $1.2 million in the year ended December 31, 2007 as compared to $1.1 million in the year ended December 31, 2006, an increase of $136,000 (12.8%). This increase is directly attributable to our growth in equipment financing assets, since management fees are paid based on lease payments received.

•	General and administrative expenses increased to $1.4 million in the year ended December 31, 2007 as compared to $519,000 in the year ended December 31, 2006, an increase of $892,000 (171.9%). This increase is primarily attributable to an increase in legal costs associated with increased collection efforts. We expect the increase in legal costs will result in future recoveries of credit losses.
     These increases were partially offset by the following:
•	Depreciation expense from operating leases decreased to $322,000 in the year ended December 31, 2007 as compared to $617,000 in the year ended December 31, 2006, a decrease of $295,000 (47.8%). This decrease is due to operating leases reaching full term.

•	Administrative expenses reimbursed to related party decreased to $479,000 in the year ended December 31, 2007 as compared to $565,000 in the year ended December 31, 2006, a decrease of $86,000 (15.2%).
     Our net loss for the year ended December 31, 2007 was ($251,000) as compared to our net income of $187,000 in the year ended December 31, 2006. The (loss) income per limited partnership unit, after the (loss) income allocated to our General Partner for the years ended December 31, 2007 and 2006 was ($1.45) and $1.08, respectively, based on a weighted average number of limited partnership units outstanding of 171,746.
     Partners’ distributions paid during the years ended December 31, 2007 and December 31, 2006 were $1.5 million and $1.4 million, respectively. In July 2007 the limited partners’ monthly distribution was increased to 10% of invested capital. The limited partners’ distribution rate was 8.0% prior to July 2007. Partners’ distributions also include a distribution to the general partner of 1% of invested capital.
Year Ended December, 31, 2006 Compared to Year Ended December 31, 2005
     Total revenues increased to $8.4 million, for the year ended December 31, 2006 as compared to $7.7 million, in the year ended December 31, 2005, an increase of $709,000, (9.2%). This increase was primarily attributable to the following:

•	Our interest income increased to $6.5 million for the year ended December 31, 2006 as compared to $6.2 million in the year ended December 31, 2005, an increase of $305,000 (4.9%). This is due to our increase in equipment financing assets. Total equipment financing assets increased to $87.9 million in the year ended December 31, 2006 as compared to $80.8 million in the year ended December 31, 2005, an increase of $7.1 million (8.8%). This growth was driven by our General Partner’s increased sales and marketing efforts supported by lines of financing.

•	Our gain on sale of equipment increased to $542,000 for the year ended December 31, 2006 as compared to $126,000 in the year ended December 31, 2005, an increase of $417,000 (329.9%). Gains on sale of equipment may vary significantly from period to period due to the portfolio maturing. As the portfolio ages, there will be increased activities from early lease terminations and end of lease dispositions.

•	Other income increased to $607,000 for the year ended December 31, 2006 as compared to $387,000 in the year ended December 31, 2005, an increase of $219,000 (56.6%). Other income consists primarily of late fee income and handling fee income.

The increases were partially offset by the following:

•	Our rental income decreased to $761,000 for the year ended December 31, 2006 as compared to $993,000 in the year ended December 31, 2005, an decrease of $232,000 (23.4%). This decrease is due to operating leases reaching full term.
     Total expenses decreased to $8.2 million for the year ended December 31, 2006 as compared to $8.4 million in the year ended December 31, 2005 an decrease of $162,000 (1.9%). This increase was primarily attributable to the following:

•	Our provision for credit losses decreased to $910,000 in the year ended December 31, 2006 as compared to $1.4 million in the year ended December 31, 2005, a decrease of $442,000 (32.7%). This decrease is primarily attributable to an increased investment in collection efforts by our General Partner. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	Depreciation expense from operating leases decreased to $617,000 in the year ended December 31, 2006 as compared to $821,000 in the year ended December 31, 2005, a decrease of $204,000 (24.8%). This decrease is due to operating leases reaching full term

These decreases were partially offset by the following:

•	Interest expense increased to $4.6 million in the year ended December 31, 2006 as compared to $4.3 million in the year ended December 31, 2005, an increase of $206,000 (4.7%). This increase is due to the increase of our debt incurred to acquire equipment financing assets. Debt increased to $82.4 million at December 31, 2006 as compared to $77.3 million at December 31, 2005, an increase of $5 million (6.5%).

•	Management fees increased to $1.1 million in the year ended December 31, 2006 as compared to $840,000 in the year ended December 31, 2005, an increase of $223,000 (26.6%). This increase is directly attributable to improved collection efforts by our General Partner and our growth in equipment financing assets, since management fees are paid based on payments received.

•	General and administrative expenses increased to $500,000 in the year ended December 31, 2006 as compared to $476,000 in the year ended December 31, 2005, an increase of $44,000 (9.2%). This increase is primarily attributable to an increase in legal costs associated with increased collection efforts.
     Our net income for the year ended December 31, 2006 was $187,000 as compared to our net loss of ($684,000) in the year ended December 31, 2005. The income (loss) per limited partnership unit, after the income (loss) allocated to our General Partner for the years ended December 31, 2006 and 2005 was $1.08 and ($3.94), respectively, based on a weighted average number of limited partnership units outstanding of 171,746
     Partners’ distributions paid during the years ended December 31, 2006 and December 31, 2005 were $1.4 million and $1.4 million, respectively.

Liquidity and Capital Resources
General
     Our major sources of liquidity is excess cash derived from the collection of lease payments after payment of debt principal and interest on debt.
     Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners.
     The following table sets forth our sources and uses of cash for the periods indicated: (in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Net cash (used in) provided by operating activities	$(148)	$3,674	$(286)
Net cash used in investing activities	(12,999)	(6,377)	(29,051)
Net cash provided by financing activities	9,422	3,795	30,232

(Decrease) increase in cash	$(3,725)	$1,092	$895

     Our liquidity is affected by our ability to leverage our portfolio through our credit facilities. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of December 31, 2007, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.
     Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for credit losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As of December 31, 2007, our credit evaluation indicated the need for an allowance for credit losses of $600,000.
     We describe factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, in Item 1A, “Risk Factors” and in this item in “Results of Operations,” and “Contractual Obligations and Commercial Commitments.”
     Cash decreased by $3.7 million which was primarily due to a net investment of $6 million in new leases (net of related new debt) and distributions to our partners of $1.5 million. These were partially offset by $4.2 million of excess cash generated by lease payments of $48.2 million which funded debt repayments of $44 million.

     Contractual Obligations and Commercial Commitments
     The following table sets forth our obligations and commitments as of December 31, 2007 (in thousands).

		Less
	Total	than 1 Year	1-3 Years	4-5 Years	After 5 years
Long term debt	$97,302	$35,823	$43,162	$15,824	$2,493

Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Fund in the first quarter of its fiscal year 2008. The Fund is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.
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
     We discontinue the recognition of revenue for leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.

     Derivative Instruments and Hedging Activities. We account for our derivative instruments and hedging activities in accordance with SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies and amends SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues.

ITEM 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2007 our outstanding debt totaled $97.3 million, which consists of fixed rate debt of $1.7 million and variable rate debt of $95.6 million.
     To mitigate interest rate risk on the variable debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.76% on a weighted average basis. At December 31, 2007 and 2006, the notional amounts of the interest rate swaps were $89.7 million and $73.3 million, respectively. The interest rate swap agreements terminate on various dates ranging from June 2010 to December 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Lease Equity Appreciation Fund I, L.P. and Subsidiary
     We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund I, L.P. and subsidiary (the “Fund”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund I, L.P. and subsidiary as of December 31, 2007 and 2006 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 31, 2008

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2007	2006
ASSETS
Cash	$573	$4,298
Restricted cash	5,132	1,738
Accounts receivable	18	76
Due from lockbox	2,876	896
Investment in direct financing leases and notes, net	100,954	87,861
Investment in operating leases, net of accumulated depreciation of $702 and $1,378 respectively	720	1,039
Fair value of interest rate swaps	—	392
Other assets	1,343	1,137

	$111,616	$97,437

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$97,302	$82,364
Accounts payable and accrued expenses	774	316
Security deposits	2,086	1,783
Due to related parties	3,670	3,013
Fair value of interest rate swaps	1,162	—

Total liabilities	104,994	87,476
Partners’ Capital	6,622	9,961

	$111,616	$97,437

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)

	For the Years Ended December 31,
	2007	2006	2005
Income:
Interest on equipment financings	$7,245	$6,502	$6,197
Rental income	447	761	993
Gains on sales of equipment and lease dispositions, net	1,076	543	126
Other	700	606	388

	9,468	8,412	7,704

Expenses:
Interest expense	5,025	4,550	4,344
Provision for credit losses	1,282	910	1,352
Depreciation on operating leases	322	617	821
Administrative expense reimbursed to related party	479	565	555
Management fees to related party	1,200	1,064	840
General and administrative expenses	1,411	519	476

	9,719	8,225	8,388

Net (loss) income	$(251)	$187	$(684)

Weighted average number of limited partner units outstanding during the period	171,746	171,746	171,746

Net (loss) income per weighted average limited partner unit	$(1.45)	$1.08	$(3.94)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands, except unit data)

				Accumulated
	General			Other	Partners’	Comprehensive
	Partner	Limited Partners		Comprehensive	Capital	Income (Loss)
	Amount	Units	Amount	Income (Loss)	Total	Total
Balance at December 31, 2004	$(20)	171,746	$12,861	$(52)	$12,789
Cash distributions paid	(14)	—	(1,374)	—	(1,388)
Net loss	(7)	—	(677)	—	(684)	$(684)
Unrealized gain on hedging derivative	—	—	—	710	710	710

Balance at December 31, 2005	(41)	171,746	10,810	658	11,427	$26

Cash distributions paid	(13)	—	(1,374)	—	(1,387)
Net income	1	—	186	—	187	$187
Unrealized loss on hedging derivative	—	—	—	(266)	(266)	(266)

Balance at December 31, 2006	(53)	171,746	9,622	392	9,961	$(79)

Cash distributions paid	(16)	—	(1,518)	—	(1,534)
Net loss	(2)	—	(249)	—	(251)	$(251)
Unrealized loss on hedging derivative	—	—	—	(1,554)	(1,554)	(1,554)

Balance at December 31, 2007	$(71)	171,746	$7,855	$(1,162)	$6,622	$(1,805)

The accompanying notes are an integral part of this consolidated financial statement.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(251)	$187	$(684)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of equipment and lease dispositions, net	(1,076)	(543)	(126)
Depreciation	322	617	821
Amortization of deferred financing costs	137	128	132
Provision for credit losses	1,282	910	1,352
Changes in operating assets and liabilities:
Accounts receivable	58	14	(33)
Due from lockbox	(1,980)	448	(812)
Other assets	245	(180)	(464)
Accounts payable and accrued expenses	459	(102)	(334)
Due to related parties, net	656	2,195	(138)

Net cash provided by (used in) operating activities	(148)	3,674	(286)

Cash flows from investing activities:
Investments in direct financing leases and notes	(61,491)	(45,517)	(59,584)
Proceeds from (acquisitions of) equipment under operating leases, net	49	—	(994)
Proceeds from direct financing leases and notes, net of earned income	48,140	38,163	31,153
Security deposits, net	303	977	374

Net cash used in investing activities	(12,999)	(6,377)	(29,051)

Cash flows from financing activities:
Proceeds from debt	58,926	42,650	80,390
Repayment of debt	(43,988)	(37,613)	(54,524)
(Increase) decrease in restricted cash	(3,394)	148	5,754
Increase in deferred financing costs	(588)	(3)	—
Partners’ distributions paid	(1,534)	(1,387)	(1,388)

Net cash provided by financing activities	9,422	3,795	30,232

Increase (decrease) in cash	(3,725)	1,092	895
Cash, beginning of year	4,298	3,206	2,311

Cash, end of year	$573	$4,298	$3,206

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS
     Lease Equity Appreciation Fund I, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation (the “General Partner”). The General Partner is a subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. (“ RAI”) is a publicly traded company (Nasdaq: REXI) operating in the real estate, financial fund management and commercial finance sectors. On August 15, 2004, the date our offering period terminated, the Fund had raised $17.1 million through the sale of 171,746 limited partner units.
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
     As of December 31, 2007 and 2006, in addition to its 1% General Partner interest, LEAF Financial Corporation also held a 5% limited partner interest in the Fund. The Fund will terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Limited Partnership Agreement (the “Partnership Agreement”).
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets and for the fair value of interest rate swaps. Actual results could differ from those estimates.
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
December 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
Use of Estimates – (Continued)
     The Fund’s allowance for credit losses is primarily based on factors which include the Fund’s historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and lease portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in financial institutions. As of December 31, 2007, the Fund had deposits at two banks totaling $5.7 million of which $5.5 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
     In addition, as of December 31, 2007, 15% of our financing was located in California.
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment for the years ended December 31, 2007, 2006, and 2005.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2007
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
     The Fund discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.
Income Taxes
     Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.
Supplemental Disclosure of Cash Flow Information
     During the years ended December 31, 2007, 2006 and 2005, the Fund paid cash for interest of $4.7 million, $4.4 million, and $4.2 million, respectively.
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
December 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
Fair Value of Financial Instruments
     For cash, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 8 are recorded at fair value based on market quotes from the swap’s counterparty banks.
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
NOTE 3 – RESTRICTED CASH
     Restricted cash as of December 31, 2007 and 2006 includes cash being held in reserve for principal and interest payments by the Fund’s lenders.
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
NOTE 5 -INVESTMENT IN DIRECT FINANCING LEASES AND NOTES
     The Fund’s financing leases and notes are for initial terms generally ranging from 12 to 84 months. The interest rates on notes receivable generally range from 7% to 12%. As of December 31, 2007 and 2006, 15% and 19% of equipment financings, respectively, were located in California.

	December 31,
	2007	2006
Direct financing leases	$80,509	$78,470
Notes receivable	21,045	9,822

	101,554	88,292
Allowance for credit losses	(600)	(431)

	$100,954	$87,861

     The components of the net investment in direct financing leases as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Total future minimum lease payments	$92,388	$88,238
Unearned rental income	(12,752)	(10,651)
Residuals, net of unearned residual income	873	883

	$80,509	$78,470

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2007
NOTE 5 -INVESTMENT IN DIRECT FINANCING LEASES AND NOTES — (Continued)
The following is a summary of the Fund’s allowance for credit losses for the periods indicated:

	Years Ended December 31,
	2007	2006
Allowance for credit losses, beginning of the year	$431	$405
Provision for credit losses	1,282	910
Net write-offs	(1,113)	(884)

Allowance for credit losses, end of the year	$600	$431

     As of December 31, 2007, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows:

Years Ending	Direct
December 31,	Financing Leases	Notes	Operating Leases	Total
2008	$36,900	$6,228	$217	$43,345
2009	26,394	5,495	160	32,049
2010	14,576	4,054	38	18,668
2011	8,405	2,565	4	10,974
2012	4,334	1,730	1	6,065
Thereafter	1,779	973	—	2,752

	$92,388	$21,045	$420	$113,853

NOTE 6 – OTHER ASSETS
     As of December 31, 2007 and 2006, other assets include $1,321,000 and $450,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of December 31, 2007 and 2006 is $419,000 and $283,000, respectively. Amortization expense for each of the five succeeding twelve month periods ending December 31 are $205,000, $176,000, $176,000, $176,000 and $58,000, respectively.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2007
NOTE 7 - DEBT
     The table below summarizes the Fund’s debt as of December 31, 2007 and 2006:

	December 31,
	2007	2006
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $110 million (75.0 million as of December 31, 2006) collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements terminating at various dates ranging from February 2010 to December 2014. The interest rate swap agreements fix the interest rate on this facility at 5.79% on a weighted average basis. Interest and principal are due as payments are received under the financings. The line expires January 31, 2011
	$95,571	$74,589

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of February 15, 2009	1,731	4,408

National City Commercial Capital Corporation f/k/a Information Leasing Corporation, collateralized by specified lease receivables, generally equal to the sum of the receivables, discounted to present value at 5.79%, less a credit reserve of 8% after security deposit (since July 30, 2004). The loan was repayable as payments were made under the leases or equipment financing transactions collateralizing the loan. This loan was satisfied November 2007	—	3,367

Total outstanding debt	$97,302	$82,364

If the Fund’s WestLB facility not be extended at the time of renewal, the Fund would not be required to make full repayment at the time of renewal. Rather the Fund would continue to repay the outstanding debt under its original terms. Therefore the cash flow of the Fund would not be negatively impacted.
The terms of the Fund’s credit facilities include financial covenants. As of December 31, 2007, the Fund is in compliance with all such covenants.
The debt maturity for each of the five succeeding fiscal years ended December 31, and thereafter, are as follows:

2008	$35,823
2009	26,664
2010	16,498
2011	9,959
2012	5,865
Thereafter	2,493

$97,302

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2007
NOTE 8 - DERIVATIVE INSTRUMENTS
     The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through warehouse facilities are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise which in turn will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.
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
     At December 31, 2007 and 2006, the notional amounts of the interest rate swaps were $89.7 million and $73.3 million, respectively. For the years ended December 31, 2007, 2006 and 2005, the Fund had an unrealized (loss) gain of ($1.6) million, ($266,000) and $710,000 on these interest rate swaps, respectively. These amounts are included in accumulated other comprehensive income (loss). The Fund recognized no gain or loss during the years ended December 31, 2007, 2006 and 2005 for hedge ineffectiveness. Assuming market rates remain constant with the rates of December 31, 2007, $453,000 of the $1.2 million in accumulated other comprehensive loss is expected to be recognized as a reduction in earnings over the next 12 months.
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

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 9 - TRANSACTIONS WITH AFFILIATES — (Continued)
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the years ended December 31, 2007, 2006 and 2005.
     The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the years ended December 31, 2007, 2006 and 2005.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Acquisition fees	$1,101	$697	$1,212
Asset management fees	$1,200	$1,064	$840
Reimbursed administrative expenses	$479	$565	$555
     Due from related parties, as of December 31, 2007 and 2006 represents monies due to the General Partner for management fees, reimbursed expenses and other advances not yet paid.
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
NOTE 11 - COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Fund, only include changes in the fair value of unrealized hedging derivatives.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of the Fund’s General Partner’s management, including the General Partner’s chief executive officer and chief financial officer, the General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(e)) as of December 31, 2007, with respect to the Fund and, based on their evaluation, the chief executive officer and the chief financial officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information concerning us which is required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported by the Fund within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Fund’s General Partner’s management, including our General Partner’s chief executive officer and chief financial officer, as appropriate to allow for timely disclosure. There have been no significant changes in the Fund’s General Partner’s internal controls or in other factors with respect to the Fund that could significantly affect these controls in the fourth quarter of 2007 and subsequent to the date of their evaluation.
ITEM 9B. OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER
     Our General Partner manages us and our activities. Although our limited partners have limited voting rights under our partnership agreement, they do not directly or indirectly participate in our management or day-to-day operations, nor do they have any authority to enter into contracts on our behalf or to otherwise bind us. Our General Partner will be liable, as General Partner, for all of our debts and obligations to the extent they are not paid by us, except to the extent that any debt or other obligation incurred by it are specifically with recourse only to our assets (i.e., “nonrecourse liabilities”). Whenever possible, our General Partner intends to make all of our debts or other obligations nonrecourse liabilities.
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
     The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	55	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	48	President, Chief Operating Officer, Secretary and Director
Jonathan Z. Cohen	37	Director
Alan D. Schreiber, M.D.	66	Director
Linda Richardson	60	Director
Robert K. Moskovitz	51	Chief Financial Officer and Treasurer
David H. English	57	Executive Vice President
Daniel G. Courtney	45	Executive Vice President – Investment Programs
Robert J. Hunter	42	Executive Vice President and Chief Marketing Officer

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
     JONATHAN Z. COHEN has been a Director of our General Partner since January 2002, and was a Director of LEAF Asset Management from January 2002 until June 2004. Mr. Cohen has been President of Resource America, Inc. since 2003, Chief Executive Officer since 2004 and a Director since 2002. He was Chief Operating Officer of Resource America, Inc. from 2002 to 2004, Executive Vice President from 2001 to 2003 and Senior Vice President from 1999 to 2001. He also has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999 and Vice Chairman of Atlas America, Inc. since its formation in 2000.
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
     DANIEL G. COURTNEY was appointed Executive Vice President, Investment Programs of our General Partner in October 2006. Mr. Courtney also is or will be registered through Anthem Securities, an affiliate of LEAF Financial

Corporation which serves as dealer-manager of the offering of our units. Mr. Courtney was Senior Vice President with ATEL Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2006. From April 2000 to October 2003 Mr. Courtney was Vice President of Marketing and Business Development for BridgeSpan, Inc., which provided technology and financial services to banks and insurance companies. Mr. Courtney received a B.S./B.A. degree in Management and Industrial Technology from Southeast Missouri State University in 1984.
     ROBERT J. HUNTER has been Executive Vice President and Chief Marketing Officer of LEAF Financial since February 2007.  From June 2001 until joining LEAF Financial, Mr. Hunter was Senior Vice President with Citicorp Vendor Finance, which is part of Citicapital, a business unit of Citigroup.  From October 1998 to June 2001, Mr. Hunter was Senior Vice President of Sales and Marketing for Fidelity Leasing prior to Citicorp’s acquisition of Fidelity Leasing in 2001.  From 1988 to 1998, Mr. Hunter held several sales and senior management positions with Master Lease Corporation and subsequently Tokai Financial Services.  Mr. Hunter holds a B.S. degree in Accounting and Business Administration from The University of New York.  Mr. Hunter also has been an active member of the Equipment Leasing and Finance Associations and served as Chairman of the Small Ticket Business Council as well as a member of the Industry Future Council and Financial Accounting Committee.
Code of Business Conduct and Ethics
     Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 15th Floor, Philadelphia, Pennsylvania 19103.
ITEM 11. EXECUTIVE COMPENSATION
     The Fund does not have, and does not expect to have, any employees as discussed in Item 10 – “Directors and Executive Officers of the Registrant.” Instead, the Fund’s management and day-to-day activities are provided by the employees of its General Partner and its affiliates. No officer or director of the Fund’s General Partner will receive any direct remuneration from the Fund. Those persons will receive compensation solely from the Fund’s General Partner or its other affiliates other than us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS
(a)	The Fund had approximately 433 limited partners as of December 31, 2007.

(b)	In 2004, the Fund’s General Partner contributed $1,000 to its capital as the General Partner and received its General Partner interest in the Fund. As of December 31, 2007, the Fund’s General Partner owned 8,507 of the Fund’s limited partner units. These purchases of limited partner units by the Fund’s General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of the Fund’s other limited partners.

(c)	The Fund knows of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     During the years ended December 31, 2007, we were charged management fees by our General Partner of $1.2 million. Our General Partner will continue to receive 2% or 3% of rental payments on full payout leases and equipment under operating leases, respectively, for management services performed on our behalf. This management fee is paid monthly only if and when the limited partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8% per year on the aggregate amount paid for their units.
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
     Our General Partner shall apply distributable cash first at 1% to our General Partner and 99% to the limited partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in Investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 1% to our General Partner and 99% to the limited partners. During the year ended December 31, 2007, our General Partner received cash distributions of $16,000.
     Our General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. There were no organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2007.
     Our General Partner received fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the years ended December 31, 2007 was $1.1 million.
     For the year ended December 31, 2007, we reimbursed our General Partner and its affiliate’s administrative expenses of $479,000.
     Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq National Stock Market’s definition of “independent director” in evaluating whether any of our general partner’s directors are independent. Under this definition, the board of directors of our general partner has determined that Linda Richardson is an independent Director of our general partner.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for professional services rendered were $103,000 and $64,000 in the years ending December 31, 2007 and 2006, respectively.
     Audit-Related Fees. We did not incur fees in 2007 for other services not included above.
     Tax Fees. We did not incur fees in 2007 for other services not included above.
     All Other Fees. We did not incur fees in 2007 for other services not included above.
     Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.
     Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 “Financial Statements and Supplemental Data.”

2.	Financial Statement Schedules

No schedules are required to be presented.

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)

3.2	Certificate of Limited Partnership (2)

4	Forms of letters sent to limited partners confirming their investment (2)

10.1	WestLB AG, New York Branch Amendment to West LB Agreement Secured Loan Agreement (3)

10.2	First Amendment to WestLB AG Secured Loan Agreement (6)

10.3	Third Amendment to WestLB AG Secured Loan Agreement (7)

10.4	Fifth Amendment to WestLB AG Secured Loan Agreement

10.5	Origination and Servicing Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P. and LEAF Funding, Inc., dated April 4, 2003 (4)

10.6	Fourth Amendment to Secured Loan Agreement with WestLB AG, New York Branch, dated March 30, 2007 (5)

10.7	Master Loan and Security Agreement between Lease Equity Appreciation Fund I, L.P. and OFC Capital, a division of Alpha Financial Corporation, dated November 26, 2003 (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004 and by this reference incorporated herein.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 and by this reference incorporated herein.

(4)	Filed previously on Form 8-K, filed on September 19, 2003 and by this reference incorporated herein.

(5)	File previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form S-1, filed on January 13, 2004 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and by this reference incorporated herein.

(8)	Filed previously on August 14, 2006 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
By: LEAF Financial Corporation

March 31, 2008	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent CRIT S. DEMENT	Chairman of the Board and Chief Executive Officer of the General Partner	March 31, 2008
/s/ Miles Herman MILES HERMAN	President, Chief Operating Officer and Director of the General Partner	March 31, 2008
/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ	Chief Financial Officer and Treasurer of the General Partner	March 31, 2008
/s/ Jonathan Z. Cohen JONATHAN Z. COHEN	Director of the General Partner	March 31, 2008
/s/ Alan D. Schreiber, M.D. ALAN D. SCHREIBER, M.D.	Director of the General Partner	March 31, 2008
/s/ Linda Richardson LINDA RICHARDSON	Director of the General Partner	March 31, 2008