Form 10-Q
period 2008-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2008-05-20
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash	$313	$573
Restricted cash	7,351	8,008
Accounts receivable	13	18
Investment in direct financing leases and notes, net	108,207	100,954
Investment in operating leases, net of accumulated depreciation of $636 and $702, respectively	664	720
Other assets	1,151	1,343

	$117,699	$111,616

LIABILITIES AND PARTNERS’ CAPITAL Liabilities:
Debt	$101,266	$97,302
Accounts payable and accrued expenses	376	774
Security deposits	2,468	2,086
Fair value of interest rate swaps	2,998	1,162
Due to related parties	6,011	3,670

Total liabilities	113,119	104,994
Partners’ Capital	4,580	6,622

	$117,699	$111,616

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for unit data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Income:
Interest on equipment financings	$2,594	$1,777
Rental income	61	148
Gain on sale of equipment and lease dispositions, net	179	99
Other	218	174

	3,052	2,198

Expenses:
Interest expense	1,469	1,207
Depreciation on operating leases	39	121
Provision for credit losses	467	204
Management fees to related party	321	289
Administrative expense reimbursed to related party	195	149
General and administrative expenses	335	320

	2,826	2,290

Net income (loss)	$226	$(92)

Weighted average number of limited partner units outstanding during the period	171,746	171,746

Net income (loss) per weighted average limited partner unit	$1.30	$(0.53)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(in thousands except unit data)
(unaudited)

				Accumulated
	General			Other	Partners’	Comprehensive
	Partner	Limited Partners		Comprehensive	Capital	Income (Loss)
	Amount	Units	Amount	Loss	Total	Total
Balance at January 1, 2008	$(71)	171,746	$7,855	$(1,162)	$6,622
Cash distributions paid	(4)		(428)		(432)
Net income	2		224		226	$226
Unrealized loss on hedging derivatives				(1,836)	(1,836)	(1,836)

Balance at March 31, 2008	$(73)	171,746	$7,651	$(2,998)	$4,580	$(1,610)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$226	$(92)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions, net	(179)	(99)
Depreciation	39	121
Amortization of deferred financing costs	52	32
Provision for credit losses	467	204
Changes in operating assets and liabilities:
Accounts receivable	5	27
Other assets	140	276
Accounts payable and accrued expenses	(398)	207
Due to related parties, net	2,341	466

Net cash provided by operating activities	2,693	1,142

Cash flows from investing activities:
Investments in direct financing leases and notes	(17,269)	(9,870)
Proceeds from equipment under operating lease, net	17	—
Proceeds from direct financing leases and notes, net of earned income	9,728	10,838
Security deposits, net	382	19

Net cash (used in) provided by investing activities	(7,142)	987

Cash flows from financing activities:
Borrowings of debt	16,620	9,102
Repayment of debt	(12,656)	(10,230)
Decrease (increase) in restricted cash	657	(3,508)
Increase in deferred financing costs	—	(193)
Cash distributed to partners	(432)	(342)

Net cash provided by (used in) financing activities	4,189	(5,171)

Decrease in cash	(260)	(3,042)
Cash, beginning of period	573	4,298

Cash, end of period	$313	$1,256

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
     Lease Equity Appreciation Fund I, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation, (the “General Partner”). The General Partner is an indirect subsidiary of Resource America, Inc. Resource America, Inc. (“RAI”) is a publicly traded company (Nasdaq: REXI) operating in the real estate, financial fund management and commercial finance sectors. As of August 15, 2004, the date our offering period terminated, the Fund had raised $17.1 million through the sale of 171,746 limited partner units.
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
     As of March 31, 2008 and December 31, 2007, in addition to its 1% General Partner interest, LEAF Financial Corporation also held a 5% limited partner interest in the Fund. The Fund shall terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Limited Partnership Agreement (the “Partnership Agreement”).
     The consolidated financial statements and notes thereto as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation
Reclassifications
     Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.
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
     Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund’s history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investment in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates (continued)
adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.
     The Fund’s allowance for credit losses is primarily based on factors which include the Fund’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms. As of March 31, 2008, the Fund had deposits totaling $7.7 million, of which $7.6 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
     In addition, as of March 31, 2008, 14% of our financing was located in California.
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
March 31, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Revenue Recognition — (Continued)
     accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2008 and 2007.
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
Supplemental Disclosure of Cash Flow Information
     During the three months ended March 31, 2008 and 2007, the Fund paid cash for interest of $1.4 million and $1.2 million, respectively.
Recently Issued Accounting Pronouncements
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009. The Fund is assessing the potential impact that the adoption of SFAS 161 may have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Fund has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Fund’s year beginning January 1, 2009.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Fund’s financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
Fair Value of Financial Instruments
     For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current, market rates. The interest rate swaps discussed in Note 7 are recorded at fair value based on market quotes from the swaps’ counterparty banks.
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
NOTE 3 — RESTRICTED CASH
     Restricted cash as of March 31, 2008 and December 31, 2007 includes cash being held in reserve for principal and interest payments by the Fund’s lenders. Restricted cash also includes customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES AND NOTES
     The Fund’s direct financing leases and notes are for initial lease terms generally ranging from 12 to 84 months. The interest rates on notes receivable generally range from 8% to 13%. As of March 31, 2008 and December 31, 2007, 14% and 15%, respectively, of equipment financings were located in California. The following table sets forth the investment in direct financing leases and notes (in thousands):

	March 31,	December 31,
	2008	2007
Direct financing leases	$87,943	$80,509
Notes receivable	20,814	21,045

	108,757	101,554
Allowance for credit losses	(550)	(600)

	$108,207	$100,954

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 4 — INVESTMENT IN DIRECT FINANCING LEASES AND NOTES — (Continued)
     The components of the net investment in direct financing leases for the periods indicated are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Total future minimum lease payments	$99,739	$92,388
Unearned rental income	(12,861)	(12,752)
Residuals, net of unearned residual income	1,065	873

	$87,943	$80,509

     The following is a summary of the Fund’s allowance for credit losses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Allowance for credit losses, beginning of the period	$600	$431
Provision for credit losses	467	204
Net write-offs	(517)	(204)

Allowance for credit losses, end of the period	$550	$431

NOTE 5 — OTHER ASSETS
     As of March 31, 2008 and December 31, 2007, other assets include $1.3 million of deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of March 31, 2008 and December 31, 2007 is $471,000 and, $419,000, respectively. Amortization expense for the five twelve months periods ending March 31, 2009, 2010, 2011, 2012 and 2013 are $197,000, $176,000, $176,000, $147,000 and $58,000, respectively.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 6 — DEBT
     The table below summarizes the Fund’s debt for the periods indicated (in thousands):

	March 31, 2008	December 31, 2007
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $110 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements, terminating at various dates ranging from February 2010 to December 2014. The interest rate swap agreements fix the interest rate on this facility at 5.55% on a weighted average basis. Interest and principal are due as payments are received under the financings. The line expires January 31, 2011
	$100,103	$95,571

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of February 15, 2009	1,163	1,731

Total outstanding debt	$101,266	$97,302

     The terms of the Fund’s credit facilities include financial covenants. As of March 31, 2008, the Fund is in compliance with all such covenants.
     The debt maturity for each of the five succeeding twelve month periods ending March 31, and thereafter, are as follows (in thousands):

2009	$37,196
2010	28,487
2011	17,701
2012	10,326
2013	5,380
Thereafter	2,176

$101,266

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 7 — DERIVATIVE INSTRUMENTS
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
     At March 31, 2008 and December 31, 2007, the notional amounts of the interest rate swaps were $91.0 million and $89.7 million, respectively. For the three months ended March 31, 2008, and 2007 the Fund had an unrealized loss of $1.8 million and $230,000 on these interest rate swaps, respectively. These amounts are included in accumulated other comprehensive loss. The Fund recognized no gain or loss during the three months ended March 31, 2008 and 2007 for hedge ineffectiveness. Assuming market rates remain constant with the rates of March 31, 2008, $1.7 million of the $3.0 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 8 — TRANSACTIONS WITH AFFILIATES
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
     The General Partner or its affiliates is reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the three months ended March 31, 2008 and 2007.
     The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the three months ended March 31, 2008 and 2007.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Acquisition fees	$330	$161
Asset management fees	$321	$289
Reimbursed administrative expenses	$195	$149
     Due to related parties, net, as of March 31, 2008 and December 31, 2007, represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.
NOTE 9 — ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
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
March 31, 2008
(unaudited)
NOTE 10 — COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Fund, only include changes in the fair value of unrealized hedging derivatives.
NOTE 11 — NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
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
NOTE 12 — FIRST QUARTER ADJUSTMENT
     During the third and fourth quarters of the year ended December 31, 2007, the Fund recorded adjustments to the valuation of certain leases which had an impact of increasing the reported gains on sale of equipment of $102,000 in the third quarter and reducing the provision of credit losses of $46,000 in the fourth quarter, as well as reducing interest on equipment financings of $10,000 and $15,000 for the third and fourth quarters, respectively. The Fund has determined that these adjustments are not material to those periods as they had no impact on cash available for distribution to investors, a metric that management believes to be an important to the Fund’s investors. Accordingly, the Fund has recorded these adjustments in the March 31, 2008 financial statements. The effect of these adjustments for the quarter ended March 31, 2008, which the Fund also determined to not be material to this period, was to reduce net income by $123,000 by increasing the provision for credit losses by $46,000, reducing gain on sale of equipment by $102,000 and increasing interest on equipment financings by $25,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
     When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for 2007. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
     As of August 15, 2004, the date our offering period terminated, we had raised $17.1 million through the sale of 171,746 limited partner units.
     We seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. Also, we focus on the small to mid-size business market, which generally includes businesses with:
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
     We commenced operations on March 3, 2003. As of March 31, 2008, our portfolio contained 6,247 equipment leases and notes with 5,817 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on an original cost of equipment. As of March 31, 2008, we had a net investment of $108.2 million in direct financing leases and notes and a net investment of $664,000 in equipment under operating leases for a total investment in financing assets of $108.9 million. Our average original equipment cost per equipment lease transaction was $31,000 and $40,000 as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, the average initial term of our financings was 52 and 51 months, respectively. As of March 31, 2008 and December 31, 2007, 14% and 15% of our equipment was located in California, respectively. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2008 and December 31, 2007, our outstanding debt was $101.3 million and $97.3 million, respectively.
Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of March 31, 2008 and December 31, 2007 (in thousands):
Direct Financing Leases and Notes

	March 31, 2008		December 31, 2007
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Industrial Equipment	$28,450	26.2%	$28,956	28.5%

Medical Equipment	26,495	24.4	26,001	25.6

Computers	12,845	11.8	12,501	12.3

Office Equipment	9,156	8.4	6,248	6.2

Communications	5,068	4.7	4,338	4.3

Software	5,001	4.6	4,876	4.8

Restaurant Equipment	4,730	4.3	5,160	5.1

Agriculture Equipment	4,148	3.8	4,375	4.3

Water Purification	3,411	3.1	—	—

Other	9,453	8.7	9,099	8.9

	$108,757	100.0%	$101,554	100.0%

Operating Leases

	March 31, 2008		December 31, 2007
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Industrial Equipment	$362	54.4%	$344	47.7%

Office Equipment	123	18.6	141	19.7

Communications	113	17.1	153	21.3

Computers and software	52	7.8	67	9.3

Agriculture Equipment	14	2.1	15	2.0

	$664	100.0%	$720	100.0%

     The following schedules detail the type of business, by standard industrial classification, that lease our equipment as of March 31, 2008 and December 31, 2007 (in thousands):
Direct Financing Leases and Notes

	March 31, 2008		December 31, 2007
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$53,214	48.9%	$49,004	48.3%

Retail Trade	12,423	11.4	11,491	11.3

Manufacturing	10,647	9.8	10,242	10.1

Transportation/Communication/Energy	7,106	6.5	6,515	6.4

Wholesale Trade	6,935	6.4	6,311	6.2

Agriculture/Forestry/Fishing	6,781	6.2	6,703	6.6

Construction	5,658	5.2	5,687	5.6

Finance/Insurance/Real Estate	3,154	2.9	2,729	2.7

Public Administration	502	0.5	335	0.3

Other	2,337	2.2	2,537	2.5

	$108,757	100.0%	$101,554	100.0%

Operating Leases

	March 31, 2008		December 31, 2007
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Construction	$406	61.2%	$391	54.2%

Services	133	20.0	153	21.3

Wholesale Trade	64	9.7	103	14.3

Agriculture/Forestry/Fishing	25	3.8	27	3.8

Manufacturing	14	2.2	15	2.0

Transportation/Communication/Energy	6	0.9	15	2.1

Retail Trade	6	0.9	6	0.9

Finance/Insurance/Real Estate	5	0.7	5	0.7

Other	5	0.6	5	0.7

	$664	100.0%	$720	100.0%

     In evaluating our allowance for possible credit losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of March 31, 2008 and December 31, 2007, our credit evaluation indicated the need for an allowance for credit losses of $550,000 and $600,000, respectively.

Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Total revenues increased to $3.1 million for the three months ended March 31, 2008 as compared to $2.2 million for the three months ended March 31, 2007, an increase of $854,000 (39%). We attribute this increase to the following:
•	Our interest income on equipment financings increased to $2.6 million for the three months ended March 31, 2008 as compared to $1.8 million for the three months March 31, 2007, an increase of $817,000 (46%). This is due to an increase in our financing assets to $108.2 million as of March 31, 2008 as compared to $86.8 million as of March 31, 2007, an increase of $21.4 million (25%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing.

•	Our gain on sale of equipment increased to $179,000 for the three months ended March 31, 2008 as compared to $99,000 for the three months ended March 31, 2007, an increase of $80,000 (81%). Gains on sale of equipment may vary significantly from period to period due to the portfolio maturing. As the portfolio ages, there will be increased activities from early lease terminations and end of lease dispositions.

•	Our other income increased to $218,000 for the three months ended March 31, 2008 as compared to $174,000 for the three months ended March 31, 2007, an increase of $44,000 (25%). Other income consists primarily of late fee income and handling fee income. Late fee income has increased due to the increase of the financing portfolio and an increase in payment collection efforts.
     These increases were partially offset by the following:
•	Our rental income decreased to $61,000 for the three months ended March 31, 2008 as compared to $148,000 for the three months ended March 31, 2007, a decrease of $87,000 (59%). This decrease is due to operating leases reaching full term.
     Total expenses increased to $2.8 million for the three months ended March 31, 2008 as compared to $2.3 million for the three months ended March 31, 2007, an increase of $536,000 (23%). We attribute this increase to the following:
•	Our interest expense increased to $1.5 million for the three months ended March 31, 2008 as compared to $1.2 million for the three months ended March 31, 2007, an increase of $262,000 (22%). This increase is due to the increase of our debt incurred to acquire equipment financing assets. Debt increased to $101.3 million as of March 31, 2008 as compared to $81.2 million as of March 31, 2007, an increase of $20.1 million (25%). Generally interest rates on all our debt facilities are based on one month LIBOR and fluctuate with changes in LIBOR. When we borrow on debt facilities with variable rates, we generally employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates on those borrowings.

•	Our provision for credit losses increased to $467,000 for the three months ended March 31, 2008 as compared to $204,000 for the three months ended March 31, 2007, an increase of $263,000 (129%). The increase is the result of the growth of our lease portfolio and is within our expectations. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	Our management fees increased to $321,000 for the three months ended March 31, 2008 as compared to $289,000 for the three months ended March 31, 2007, an increase of $32,000 (11%). This increase is directly attributable to our growth in equipment financing assets, since management fees are paid based on lease payments received.

•	Our administrative expenses reimbursed to related party increased to $195,000 for the three months ended March 31, 2008 as compared to $149,000 for the three months ended March 31, 2007, an increase of $46,000 (31%). This increase is due to the hiring of additional collection personnel to minimize any impact on delinquencies resulting from a weakened US economy.
     These increases were partially offset by:
•	Depreciation on operating leases decreased to $39,000 for the three months ended March 31, 2008 as compared to $121,000 for the three months ended March 31, 2007, a decrease of $82,000 (68%). This decrease is due to operating leases reaching full term.

     Our net income (loss) for the three months ended March 31, 2008 and 2007 was $226,000 and ($92,000), respectively. The net income (loss) per limited partnership unit, after the income (loss) allocated to our General Partner for the three months ended March 31, 2008 and 2007 was $1.30 and ($0.53), respectively, based on a weighted average number of limited partnership units outstanding of 171,746 during each period.
Liquidity and Capital Resources
     Our major source of liquidity is excess cash derived from the collection of lease payments after payments of debt principal and interest on debt.
     Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners.
     The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$2,693	$1,142

Net cash (used in) provided by investing activities	(7,142)	987

Net cash provided by (used in) financing activities	4,189	(5,171)

Decrease in cash	$(260)	$(3,042)

     Our liquidity is affected by our ability to leverage our portfolio through our credit facilities. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of March 31, 2008, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.
     Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for credit losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As of March 31, 2008, our credit evaluation indicated the need for an allowance for credit losses of $550,000.
     The increase in cash provided by operations is primarily due to the changes in operating assets and liabilities in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.
     Net cash used in investing activities increased by $8.1 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, principally due to an increase in investments in new equipment financings.
     The increase in net cash provided by financing activities for the three months ended March 31, 2008 was principally the result of the borrowing of debt secured by equipment financings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31 2008, our outstanding debt totaled $101.3 million, which consists of fixed rate debt of $1.2 million and variable rate debt of $100.1 million. To mitigate interest rate risk on the variable rate debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.55% on a weighted average basis. At March 31, 2008, the notional amounts of the interest rate swaps was $91.0 million. The interest rate swap agreements terminate on various dates ranging from February 2010 to December 2014.
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
     Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In light of the adjustments discussed in Note 12, we have made improvements to our internal controls related to the review of our allowances for credit losses and non-routine transactions. In addition, we performed additional post closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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

LEASE EQUITY APPRECIATION FUND I, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

May 20, 2008	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

May 20, 2008	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer