Form 10-Q
period 2008-06-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2008-08-14
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash	$566	$573
Restricted cash	6,886	8,008
Accounts receivable	36	18
Investment in direct financing leases and notes, net	107,857	100,954
Investment in operating leases, net of accumulated depreciation of $682 and $702, respectively	1,594	720
Other assets	1,047	1,343

	$117,986	$111,616

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$101,516	$97,302
Accounts payable and accrued expenses	374	774
Security deposits	2,542	2,086
Fair value of interest rate swaps	1,391	1,162
Due to related parties	6,264	3,670

Total liabilities	112,087	104,994
Partners’ Capital	5,899	6,622

	$117,986	$111,616

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Interest on equipment financings	$2,316	$1,807	$4,910	$$3,584
Rental income	84	125	145	273
Gain on sale of equipment and lease dispositions, net	582	241	761	340
Other	172	135	390	309

	3,154	2,308	6,206	4,506

Expenses:
Interest expense	1,408	1,259	2,877	2,466
Depreciation on operating leases	57	85	96	206
Provision for credit losses	646	167	1,113	371
Management fees to related party	314	276	635	565
Administrative expense reimbursed to related party	262	161	457	310
General and administrative expenses	315	269	650	589

	3,002	2,217	5,828	4,507

Net income (loss)	$152	$91	$378	$(1)

Weighted average number of limited partner units outstanding during the period	171,711	171,746	171,728	171,746

Net income (loss) per weighted average limited partner unit	$0.88	$0.52	$2.18	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(in thousands, except unit data)
(unaudited)

				Accumulated
	General			Other	Partners’	Comprehensive
	Partner	Limited Partners		Comprehensive	Capital	Income (Loss)
	Amount	Units	Amount	Loss	Total	Total

Balance at January 1, 2008	$(71)	171,746	$7,855	$(1,162)	$6,622
Cash distributions paid	(9)	—	(860)	—	(869)
Redemption of limited partner units	—	(50)	(3)	—	(3)
Net income	4		374	—	378	$378
Unrealized loss on hedging derivatives	—	—	—	(229)	(229)	(229)

Balance at June 30, 2008	$(76)	171,696	$7,366	$(1,391)	$5,899	$149

The accompanying notes are an integral part of this consolidated financial statement.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$378	$(1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions, net	(761)	(340)
Depreciation	96	206
Amortization of deferred financing costs	106	56
Provision for credit losses	1,113	371
Changes in operating assets and liabilities:
Accounts receivable	(18)	52
Other assets	190	178
Accounts payable and accrued expenses	(400)	(21)
Due to related parties, net	2,594	1,119

Net cash provided by operating activities	3,298	1,620

Cash flows from investing activities:
Investments in direct financing leases and notes	(37,469)	(22,389)
Proceeds from direct financing leases and notes, net of earned income	24,589	21,735
Investments in operating leases	(1,024)	—
Proceeds from equipment under operating lease, net	54	—
Proceeds from sale of leases to third parties	5,625	—
Increase in security deposits, net	456	225

Net cash used in investing activities	(7,769)	(429)

Cash flows from financing activities:
Borrowings of debt	34,398	20,485
Repayment of debt	(30,184)	(20,375)
Decrease (increase) in restricted cash	1,122	(3,917)
Increase in deferred financing costs	—	(193)
Cash distributed to partners	(869)	(694)
Redemption of limited partner units	(3)	—

Net cash provided by (used in) financing activities	4,464	(4,694)

Decrease in cash	(7)	(3,503)
Cash, beginning of period	573	4,298

Cash, end of period	$566	$795

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
NOTE 1— ORGANIZATION AND NATURE OF BUSINESS
          Lease Equity Appreciation Fund I, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation, (the “General Partner”). The General Partner is an indirect subsidiary of Resource America, Inc. Resource America, Inc. (“RAI”) is a publicly traded company (Nasdaq: REXI) operating in the real estate, financial fund management and commercial finance sectors. As of August 15, 2004, the date the offering period terminated, the Fund had raised $17.1 million through the sale of 171,746 limited partner units.
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
          As of June 30, 2008 and December 31, 2007, in addition to its 1% General Partner interest, LEAF Financial Corporation also held a 5% limited partner interest in the Fund. The Fund shall terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Limited Partnership Agreement (the “Partnership Agreement”).
          The consolidated financial statements and notes thereto as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the six months ended June 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
          Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.
Use of Estimates
          Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets and the fair value of interest rate swaps. Actual results could differ from those estimates.
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
June 30, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates (continued)
adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.
          The Fund’s allowance for credit losses is based on factors which include the Fund’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
          Interest rate swaps are recorded at fair value based on a pricing model developed by the swap counterparty bank. There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.
Concentration of Credit Risk
          Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms. As of June 30, 2008, the Fund had deposits totaling $7.5 million, of which $7.4 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
          In addition, as of June 30, 2008, 12% of the Fund’s financing was located in California.
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
          Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight-line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Revenue Recognition — (Continued)
probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the six months ended June 30, 2008 and 2007.
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
Supplemental Disclosure of Cash Flow Information
          During the six months ended June 30, 2008 and 2007, the Fund paid cash for interest of $2.8 million and $2.7 million, respectively.
Recently Issued Accounting Pronouncements
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009. The Fund is assessing the potential impact that the adoption of SFAS 161 may have on its consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Fund has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Fund’s year beginning January 1, 2009.
Transfers of Financial Assets
          In connection with establishing its revolving line of credit with WestLB AG, the Fund formed a bankruptcy remote special purpose entity through which the financing is arranged. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Fund’s transfers of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Transfers of Financial Assets (Continued)
          From time to time, the Fund may sell interests in leases to third parties. Under SFAS No. 140, the Fund’s transfers of assets to the third party qualifies for sales accounting treatment as such sales are done with limited recourse to the Fund. During the three and six months ended June 30, 2008, the Fund received total proceeds of $5.6 million on such sales and recorded gains totaling $274,000, which is included in “Gain on Sale of Equipment and Lease Dispositions, net” on the Consolidated Statements of Operations.
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
NOTE 3 — RESTRICTED CASH
          Restricted cash as of June 30, 2008 and December 31, 2007 includes cash being held in reserve for principal and interest payments by the Fund’s lenders. Restricted cash also includes customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
NOTE 4 —INVESTMENT IN DIRECT FINANCING LEASES AND NOTES
          The Fund’s direct financing leases and notes are for initial lease terms generally ranging from 12 to 84 months. The interest rates on notes receivable generally range from 8% to 13%. As of June 30, 2008 and December 31, 2007, 12% and 15%, respectively, of equipment financings were located in California. The following table sets forth the investment in direct financing leases and notes (in thousands):

	June 30,	December 31,
	2008	2007
Direct financing leases	$88,977	$80,509
Notes receivable	19,430	21,045

	108,407	101,554
Allowance for credit losses	(550)	(600)

	$107,857	$100,954

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 4 —INVESTMENT IN DIRECT FINANCING LEASES AND NOTES — (Continued)
          The components of the net investment in direct financing leases for the periods indicated are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Total future minimum lease payments	$100,828	$92,388
Unearned rental income	(13,168)	(12,752)
Residuals, net of unearned residual income	1,317	873

	$88,977	$80,509

          The following is a summary of the Fund’s allowance for credit losses for the periods indicated (in thousands):

	Six months ended
	June 30,
	2008	2007
Allowance for credit losses, beginning of the period	$600	$431
Provision for credit losses	1,113	371
Net write-offs	(1,163)	(371)

Allowance for credit losses, end of the period	$550	$431

          As of June 30, 2008, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows (in thousands):

	Direct Financing
Periods Ending June 30,	Leases	Notes	Operating Leases	Total
2009	$39,258	$7,204	$487	$46,949
2010	27,361	4,298	409	32,068
2011	16,642	4,219	286	21,147
2012	10,567	2,024	79	12,670
2013	3,924	822	12	4,758
Thereafter	3,076	863	1,001	4,940

	$100,828	$19,430	$2,274	$122,532

NOTE 5 — OTHER ASSETS
          As of June 30, 2008 and December 31, 2007, other assets include $1.3 million of deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of June 30, 2008 and December 31, 2007 was $526,000 and $419,000, respectively. Future amortization expense is as follows (in thousands):

Periods Ending June 30,
2009	$189
2010	177
2011	177
2012	118
2013	59
Thereafter	83

$803

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 6 — DEBT
          The table below summarizes the Fund’s debt for the periods indicated (in thousands):

	June 30, 2008	December 31, 2007
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $110 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements, terminating at various dates ranging from February 2010 to June 2015. The interest rate swap agreements fix the interest rate on this facility at 5.43% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans. The line expires January 31, 2011	$100,816	$95,571

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of February 15, 2009	700	1,731

Total outstanding debt	$101,516	$97,302

          The terms of the Fund’s credit facilities include financial covenants. As of June 30, 2008, the Fund is in compliance with all such covenants.
          The debt maturity for each of the five succeeding twelve month periods ending June 30, and thereafter, are as follows (in thousands):

2009	$38,745
2010	28,454
2011	17,183
2012	10,500
2013	5,048
Thereafter	1,586

$101,516

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
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
          At June 30, 2008 and December 31, 2007, the notional amounts of the interest rate swaps were $95.7 million and $89.7 million, respectively. For the six months ended June 30, 2008, and 2007, the Fund had an unrealized loss of $229,000 and an unrealized gain of $106,000 on these interest rate swaps, respectively. These amounts are included in accumulated other comprehensive loss. The Fund recognized no gain or loss during the six months ended June 30, 2008 and 2007 for hedge ineffectiveness. Assuming market rates remain constant with the rates as of June 30, 2008, $1.2 million of the $1.4 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.
NOTE 8: FAIR VALUE MEASUREMENT
          Effective January 1, 2008 the Fund adopted SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The adoption did not have a material effect on the Fund’s financial statements as the Fund historically has valued its derivatives at fair value. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.
          As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 8: FAIR VALUE MEASUREMENT (Continued)
          As discussed in Note 7, the Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, the Fund values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Fund’s methodology also incorporates the impact of both the Fund’s and the counterparty’s credit standing.
          Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2008 (in thousands):

	Fair Value measurements Using			Assets / Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest — Rate Swaps	$—	$1,391	$—	$1,391
NOTE 9 — TRANSACTIONS WITH AFFILIATES
          The Fund acquires existing portfolios of equipment from its General Partner. The General Partner receives an acquisition fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is up to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment financing.
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
          The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the six months ended June 30, 2008 and 2007.
          The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the six months ended June 30, 2008 and 2007.

EASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 9 — TRANSACTIONS WITH AFFILIATES (Continued)
          The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Acquisition fees	$391	$229	$721	$390
Asset management fees	$314	$276	$635	$565
Reimbursed administrative expenses	$262	$161	$457	$310
          Due to related parties, net, as of June 30, 2008 and December 31, 2007, represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.
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
NOTE 12 — NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
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
NOTE 13 — FIRST QUARTER ADJUSTMENT
          During the third and fourth quarters of the year ended December 31, 2007, the Fund recorded adjustments to the valuation of certain leases which had an impact of increasing the reported gains on sale of equipment of $102,000 in the third quarter and reducing the provision of credit losses of $46,000 in the fourth quarter, as well as reducing interest on equipment financings of $10,000 and $15,000 for the third and fourth quarters, respectively. The Fund has determined that these adjustments were not material to those periods as they had no impact on cash available for distribution to investors, a metric that management believes to be important to the Fund’s investors. Accordingly, the Fund has recorded these adjustments in the March 31, 2008 financial statements. The effect of these adjustments for the three and six months ended June 30, 2008, which the Fund also determined to not be material to these periods, was to reduce net income by $123,000 by increasing the provision for credit losses by $46,000, reducing gain on sale of equipment by $102,000 and increasing interest income on equipment financings by $25,000.
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

          We commenced operations on March 3, 2003. As of June 30, 2008, our portfolio contained approximately 8,000 equipment leases and notes with approximately 8,000 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on an original cost of equipment. As of June 30, 2008, we had a net investment of $107.9 million in direct financing leases and notes and a net investment of $1.6 million in equipment under operating leases for a total investment in financing assets of $109.5 million. Our average original equipment cost per equipment lease transaction was $24,000 and $40,000 as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, the average initial term of our financings was 52 and 51 months, respectively. As of June 30, 2008 and December 31, 2007, 12% and 15% of our equipment was located in California, respectively. No other state accounted for more than 10% of our equipment portfolio.
          We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of June 30, 2008 and December 31, 2007, our outstanding debt was $101.5 million and $97.3 million, respectively.
Our Lease Portfolio
          The following schedules detail the type, net investment (before allocating the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of June 30, 2008 and December 31, 2007 (in thousands):
Direct Financing Leases and Notes

	June 30, 2008		December 31, 2007
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Industrial Equipment	$25,971	24.0%	$28,956	28.5%
Medical Equipment	23,581	21.8	26,001	25.6
Office Equipment	12,329	11.4	6,248	6.2
Computers	10,965	10.1	12,501	12.3
Water Purification	8,292	7.6	—	—
Communications	4,822	4.4	4,338	4.3
Software	4,432	4.1	4,876	4.8
Restaurant Equipment	4,716	4.4	5,160	5.1
Agriculture Equipment	3,511	3.2	4,375	4.3
Other	9,788	9.0	9,099	8.9

	$108,407	100.0%	$101,554	100.0%

Operating Leases

	June 30, 2008		December 31, 2007
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Office Equipment	$1,086	68.1%	$141	19.7%
Industrial Equipment	278	17.4	344	47.7
Communications	104	6.5	153	21.3
Computers and software	101	6.3	67	9.3
Agriculture Equipment	13	0.9	15	2.0
Water Purification	12	0.8	—	—

	$1,594	100.0%	$720	100.0%

          The following schedules detail the type of business, by standard industrial classification, that lease our equipment as of June 30, 2008 and December 31, 2007 (in thousands):
Direct Financing Leases and Notes

	June 30, 2008		December 31, 2007
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$52,409	48.3%	$49,004	48.3%
Retail Trade	12,857	11.9	11,491	11.3
Manufacturing	11,210	10.3	10,242	10.1
Transportation/Communication/Energy	6,917	6.4	6,515	6.4
Wholesale Trade	6,712	6.2	6,311	6.2
Construction	5,875	5.4	5,687	5.6
Agriculture/Forestry/Fishing	5,491	5.1	6,703	6.6
Finance/Insurance/Real Estate	3,841	3.5	2,729	2.7
Public Administration	853	0.8	335	0.3
Other	2,242	2.1	2,537	2.5

	$108,407	100.0%	$101,554	100.0%

Operating Leases

	June 30, 2008		December 31, 2007
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$615	38.6%	$153	21.3%
Construction	367	23.0	391	54.2
Finance/Insurance/Real Estate	168	10.5	5	0.7
Wholesale Trade	167	10.4	103	14.3
Manufacturing	107	6.7	15	2.0
Retail Trade	49	3.2	6	0.9
Transportation/Communication/Energy	37	2.3	15	2.1
Agriculture/Forestry/Fishing	24	1.5	27	3.8
Other	60	3.8	5	0.7

	$1,594	100.0%	$720	100.0%

          In evaluating our allowance for possible credit losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of June 30, 2008 and December 31, 2007, our credit evaluation indicated the need for an allowance for credit losses of $550,000 and $600,000, respectively.

Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
          Total revenues increased to $3.2 million for the three months ended June 30, 2008 as compared to $2.3 million for the three months ended June 30, 2007, an increase of $846,000 (37%). This increase was primarily attributable to the following:
•	Interest income on equipment financings increased to $2.3 million for the three months ended June 30, 2008 as compared to $1.8 million for the three months June 30, 2007, an increase of $509,000 (28%). This is due to an increase in our weighted average net investment in financing assets to $107.8 million as of June 30, 2008 as compared to $88.4 million as of June 30, 2007, an increase of $19.4 million (22%).

•	Gain on sale of equipment and lease dispositions increased to $582,000 for the three months ended June 30, 2008 as compared to $241,000 for the three months ended June 30, 2007, an increase of 341,000 (141%). Gains and losses from equipment and lease dispositions may vary significantly from period to period. Included in gains for the three months ended June 30, 2008 is a gain of $274,000 related to the sale of a pool of leases to an unrelated third party.
          These increases were partially offset by the following:
•	Rental income decreased to $84,000 for the three months ended June 30, 2008 as compared to $125,000 for the three months ended June 30, 2007, a decrease of $41,000 (33%). This decrease is principally the result of operating leases reaching term.
          Total expenses increased to $3.0 million for the three months ended June 30, 2008 as compared to $2.2 million for the three months ended June 30, 2007, an increase of $785,000 (35%). This increase was primarily attributable to the following:
•	Our provision for credit losses increased to $646,000 for the three months ended June 30, 2008 as compared to $167,000 for the three months ended June 30, 2007, a increase of $479,000 (287%). We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. As our portfolio increases and ages, we expect that our provision for credit losses will increase. Overall losses on our portfolio to date are within management’s expectations.

•	Interest expense increased to $1.4 million for the three months ended June 30, 2008 as compared to $1.3 million for the three months ended June 30, 2007, an increase of $149,000 (12%). This increase is primarily due to the increase of our debt incurred to acquire equipment financing assets. Average debt increased to $100.3 million during the three months ended June 30, 2008 as compared to $82.7 million during the three months ended June 30, 2007, an increase of $17.6 million (21%).

•	Our general and administrative expenses increased to $315,000 for the three months ended June 30, 2008 as compared to $269,000 for the three months ended June 30, 2007, an increase of $46,000 (17%). This increase is principally the result of increased legal costs associated with collection efforts.

•	Management fees increased to $314,000, for the three months ended June 30, 2008 as compared to $276,000 for the three months ended June 30, 2007, an increase of $38,000 (14%). This increase is directly attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	Administrative expenses reimbursed to related party increased to $262,000 for the three months ended June 30, 2008 as compared to $161,000 for the three months ended June 30, 2007, an increase of $101,000 million (63%). This increase is due to the hiring of additional collection personnel to minimize any impact on delinquencies resulting from a weakened US economy.
          These increases were partially offset by:
•	Depreciation on operating leases decreased to $57,000 for the three months ended June 30, 2008 as compared to $85,000 for the three months ended June 30, 2007, a decrease of $28,000 (33%). This decrease is principally the result of operating leases reaching term.
          Our net income for the three months ended June 30, 2008 and 2007 was $152,000 and $91,000 respectively. The net income per limited partnership unit, after the income allocated to our General Partner for the three months ended June 30, 2008 and 2007 was $0.88 and $0.52, respectively, based on a weighted average number of limited partnership units outstanding of 171,711 and 171,746 respectively during each period.

          Partners’ distributions paid for the three month period ended June 30, 2008 and 2007 were $440,000 and $351,000, respectively. Distributions to limited partners were 10% of invested capital. Prior to July 2007, our distributions to limited partners were 8% of invested capital.
          Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Total revenues increased to $6.2 million for the six months ended June 30, 2008 as compared to $4.5 million for the six months ended June 30, 2007, an increase of $1.7 million (38%). We attribute this increase to the following:
•	Our interest income on equipment financings increased to $4.9 million for the six months ended June 30, 2008 as compared to $3.6 million for the six months June 30, 2007, an increase of $1.3 million (37%). This is due to an increase in our weighted average net investment in financing assets to $106.4 million as of June 30, 2008 as compared to $87.4 million as of June 30, 2007, an increase of $19.0 million (22%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing.

•	Our gain on sale of equipment increased to $761,000 for the six months ended June 30, 2008 as compared to $340,000 for the six months ended June 30, 2007, an increase of $421,000 (124%). Gains on sale of equipment may vary significantly from period to period due to the portfolio maturing. As the portfolio ages, there will be increased activities from early lease terminations and end of lease dispositions. Included in gains for the six months ended June 30, 2008 is a gain of $274,000 related to the sale of a pool of leases to an unrelated third party.

•	Our other income increased to $390,000 for the six months ended June 30, 2008 as compared to $309,000 for the six months ended June 30, 2007, an increase of $81,000 (26%). Other income consists primarily of late fee income and handling fee income. Late fee income has increased due to the increase of the financing portfolio and an increase in payment collection efforts.
     These increases were partially offset by the following:
•	Our rental income decreased to $145,000 for the six months ended June 30, 2008 as compared to $273,000 for the six months ended June 30, 2007, a decrease of $128,000 (47%). This decrease is due to operating leases reaching full term.
          Total expenses increased to $5.8 million for the six months ended June 30, 2008 as compared to $4.5 million for the six months ended June 30, 2007, an increase of $1.3 million (29%). We attribute this increase to the following:
•	Our interest expense increased to $2.9 million for the six months ended June 30, 2008 as compared to $2.5 million for the six months ended June 30, 2007, an increase of $411,000 (17%). This increase is due to the increase of our debt incurred to acquire equipment financing assets. Average debt increased to $100.5 million as of June 30, 2008 as compared to $82.1 million as of June 30, 2007, an increase of $18.4 (22%).

•	Our provision for credit losses increased to $1.1 million for the six months ended June 30, 2008 as compared to $371,000 for the six months ended June 30, 2007, an increase of $742,000 (200%). We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. As our portfolio increases and ages, we expect that our provision for credit losses will increase. Overall losses on our portfolio to date are within management’s expectations.

•	Our management fees increased to $635,000 for the six months ended June 30, 2008 as compared to $565,000 for the six months ended June 30, 2007, an increase of $70,000 (12%). This increase is directly attributable to our growth in equipment financing assets, since management fees are paid based on lease payments received.

•	Our administrative expenses reimbursed to related party increased to $457,000 for the six months ended June 30, 2008 as compared to $310,000 for the six months ended June 30, 2007, an increase of $147,000 (47%). This increase is due to the hiring of additional collection personnel to minimize any impact on delinquencies resulting from a weakened US economy.
     These increases were partially offset by:
•	Depreciation on operating leases decreased to $96,000 for the six months ended June 30, 2008 as compared to $206,000 for the six months ended June 30, 2007, a decrease of $110,000 (53%). This decrease is due to operating leases reaching full term.

          Our net income (loss) for the six months ended June 30, 2008 and 2007 was $378,000 and ($1,000), respectively. The net income (loss) per limited partnership unit, after the income (loss) allocated to our General Partner for the six months ended June 30, 2008 and 2007 was $2.18 and ($0.01), respectively, based on a weighted average number of limited partnership units outstanding of 171,728 and 171,746, respectively, for each period.
Liquidity and Capital Resources
          Our major source of liquidity is excess cash derived from the collection of lease payments after payments of debt principal and interest on debt.
          Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners.
          The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net cash provided by operating activities	$3,298	$1,620
Net cash used in investing activities	(7,769)	(429)
Net cash provided by (used in) financing activities	4,464	(4,694)

Decrease in cash	$(7)	$(3,503)

          Our liquidity is affected by our ability to leverage our portfolio through our credit facilities. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities have financial covenants related to our net worth and leverage. As of June 30, 2008, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio.
          Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for credit losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As of June 30, 2008, our credit evaluation indicated the need for an allowance for credit losses of $550,000.
          Cash decreased by $7,000 which was due to a net investment of $4.0 million in new leases (net of related new debt and proceeds from sales of leases to third parties), which was partially offset by the increase in amounts due to related parties of $2.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          At June 30 2008, our outstanding debt totaled $101.5 million, which consists of fixed rate debt of $0.7 million and variable rate debt of $100.8 million. To mitigate interest rate risk on the variable rate debt we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.43% on a weighted average basis. At June 30, 2008, the notional amounts of the interest rate swaps was $95.7 million. The interest rate swap agreements terminate on various dates ranging from February 2010 to June 2015.
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
          Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In light of the adjustments discussed in Note 13, we have made improvements to our internal controls related to the review of our allowances for credit losses and non-routine transactions. In addition, we performed additional post closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
          Except as noted above, there have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership (2)
4.1	Forms of letters sent to limited partners confirming their investment (2)
10.1	Seventh Amendment to Secured Loan Agreement with WestLB AG, New York Branch, dated June 1, 2008
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P. A Delaware Limited Partnership By: LEAF Financial Corporation, its General Partner
August 14, 2008	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

August 14, 2008	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

August 14, 2008	/s/ Tonya L. Zweier
TONYA L. ZWEIER
Chief Accounting Officers