Form 10-Q/A
period 2008-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2008-10-14
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

LEASE EQUITY APPRECIATION FUND I, L.P.
Quarterly Report on 10-Q/A
For the quarterly period ended March 31, 2008
Explanatory Note
     We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the period ending March 31, 2008, which was originally filed on May 20, 2008 (the “Original Filing”), to revise our general partner’s management’s conclusions regarding the effectiveness of our disclosure controls and procedures as of March 31, 2008, as a result of our failure to file Management’s Annual Report on Internal Control over Financial Reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2007. Although management had performed its assessment of Internal Control over Financial Reporting as of December 31, 2007 in a timely manner, the results of such assessment were inadvertently omitted from our annual report on Form 10-K.
     In addition, as required under Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new certifications in connection with this Amendment No. 1. For purposes of this Amendment No. 1 and in accordance with Rule 12b-15 under the Exchange Act, Item 4 of the Original Filing has been amended and restated in its entirety.
     Except as described above, this Amendment does not revise, update or in any way affect any information or disclosure contained in the Original Filing, including our Financial Statements or Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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
     Under the supervision of our General Partner’s management, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, and because of our failure to include the required Management’s Report on Internal Control over Financial Reporting (the “Report of Management”) in our annual report on Form 10-K for the fiscal year ended December 31, 2007, when originally filed on March 31, 2008, our General Partner’s management concluded that our disclosure controls and procedures were not effective.
     We have remedied this failure in the effectiveness of our disclosure controls and procedures by implementing additional controls and procedures designed to ensure that the disclosure provided by us meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended. In addition, we have amended our annual report on Form 10-K for the fiscal year ended December 31, 2007, to provide the required Report of Management.
     There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     However, subsequent to the three month period ended March 31, 2008, we made significant changes in our internal control over financial reporting related to the adjustments discussed in Note 12 to the Consolidated Financial Statements. These changes included enhancing the training and oversight of accounting personnel responsible for the allowance for credit losses and non-routine transactions to ensure these resources are properly trained and capable of performing the required responsibilities in these areas of financial reporting. These changes improved our internal controls related to the review of our allowances for credit losses and non-routine transactions. In addition, we performed additional post closing procedures and analyses, including expanded workpaper reviews and analytical reviews, in order to prepare the Consolidated Financial Statements. These changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEASE EQUITY APPRECIATION FUND I, L.P. A Delaware Limited Partnership By: LEAF Financial Corporation, its General Partner
October 14, 2008	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

October 14, 2008	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

October 14, 2008	/s/ Tonya L. Zweier
TONYA L. ZWEIER
Chief Accounting Officer