Form 10-Q
period 2008-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2008-11-14
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash	$212	$573
Restricted cash	7,268	8,008
Accounts receivable	35	18
Investment in direct financing leases and notes, net	106,087	100,954
Investment in operating leases, net of accumulated depreciation of $789 and $702, respectively	1,308	720
Deferred financing costs, net	750	902
Other assets	283	441

	$115,943	$111,616

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$98,930	$97,302
Accrued repurchase liability	28	—
Accounts payable and accrued expenses	354	774
Security deposits	3,157	2,086
Fair value of interest rate swaps	1,261	1,162
Due to related parties	7,096	3,670

Total liabilities	110,826	104,994
Partners’ Capital:
General partner	(85)	(71)
Limited partners	6,463	7,855
Accumulated other comprehensive loss	(1,261)	(1,162)

Total partners’ capital	5,117	6,622

	$115,943	$111,616

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Interest on equipment financings	$2,297	$1,755	$7,207	$5,339
Rental income	127	94	272	367
Gain on sales of equipment and lease dispositions, net	437	434	1,198	774
Other	231	204	621	513

	3,092	2,487	9,298	6,993

Expenses:
Interest expense	1,413	1,258	4,290	3,724
Depreciation on operating leases	155	64	251	270
Provision for credit losses	963	244	2,076	615
Management fees to related party	315	305	950	870
Administrative expenses reimbursed to related party	333	98	790	408
General and administrative expenses	391	484	1,041	1,073

	3,570	2,453	9,398	6,960

Net (loss) income	$(478)	$34	$(100)	$33

Weighted average number of limited partner units outstanding during the period	171,696	171,746	171,718	171,746

Net (loss) income per weighted average limited partner unit	$(2.76)	$0.20	$(0.58)	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands, except unit data)
(unaudited)

				Accumulated
				Other	Partners’	Comprehensive
	General	Limited Partners		Comprehensive	Capital	Loss
	Partner	Units	Amount	Loss	Total	Total
Balance at January 1, 2008	$(71)	171,746	$7,855	$(1,162)	$6,622
Cash distributions paid	(13)	—	(1,290)	—	(1,303)
Redemption of limited partner units	—	(50)	(3)	—	(3)
Net loss	(1)	—	(99)	—	(100)	$(100)
Unrealized loss on hedging derivatives	—	—	—	(99)	(99)	(99)

Balance at September 30, 2008	$(85)	171,696	$6,463	$(1,261)	$5,117	$(199)

The accompanying notes are an integral part of this consolidated financial statement.

LEASE EQUITY APPRECIATION FUND I, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(100)	$33
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions, net	(1,198)	(774)
Depreciation	251	270
Amortization of deferred financing costs	159	95
Provision for credit losses	2,076	615
Changes in operating assets and liabilities:
Accounts receivable	(17)	26
Other assets	151	190
Accounts payable and accrued expenses	(420)	(51)
Due to related parties, net	3,426	1,227

Net cash provided by operating activities	4,328	1,631

Cash flows from investing activities:
Investments in direct financing leases and notes	(48,245)	(34,933)
Proceeds from direct financing leases and notes, net of earned income	34,747	34,379
Investments in operating leases	(1,010)	—
Proceeds from equipment under operating lease, net	171	—
Proceeds from sale of leases to third parties	7,515	—
Increase in security deposits, net	1,071	237

Net cash used in investing activities	(5,751)	(317)

Cash flows from financing activities:
Borrowings of debt	43,887	31,880
Repayment of debt	(42,259)	(31,842)
Decrease (increase) in restricted cash	740	(3,725)
Increase in deferred financing costs	—	(193)
Cash distributed to partners	(1,303)	(1,101)
Redemption of limited partner units	(3)	—

Net cash provided by (used in) financing activities	1,062	(4,981)

Decrease in cash	(361)	(3,667)
Cash, beginning of period	573	$4,298

Cash, end of period	$212	$631

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
NOTE 1- ORGANIZATION AND NATURE OF BUSINESS
     Lease Equity Appreciation Fund I, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 31, 2002 by LEAF Financial Corporation (the “General Partner”). The General Partner is an indirect subsidiary of Resource America, Inc. Resource America, Inc. is a publicly traded company (Nasdaq: REXI) operating in the real estate, financial fund management and commercial finance sectors. During its offering period, which terminated on August 15, 2004, the Fund had raised $17.1 million through the sale of 171,746 limited partner units.
     The Fund has acquired and seeks to acquire a diversified portfolio of equipment to finance to end users throughout the United States. The Fund has also acquired and seeks to acquire existing portfolios of equipment subject to existing financings from other commercial finance companies, primarily its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its commercial finance portfolio over the life of the Fund.
     As of September 30, 2008 and December 31, 2007, in addition to its 1% General Partner interest, LEAF Financial Corporation also held a 5% limited partner interest in the Fund. The Fund shall terminate on December 31, 2027, or earlier, if a dissolution event occurs, as defined in the Limited Partnership Agreement (the “Partnership Agreement”).
     The consolidated financial statements and notes thereto as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
     Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations. Due from Lockbox at December 31, 2007 has been reclassified to be included in Restricted Cash at September 30, 2008. In addition, Deferred Financing Costs, Net, which was included in Other Assets as of December 31, 2007, is now presented as a separate line item on the Consolidated Balance Sheets. The reclassification of these items has had no impact on net income or on consolidated total assets.
Use of Estimates
     Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets, the accrued repurchase liability and the fair value of interest rate swaps. Actual results could differ from those estimates.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
Use of Estimates (continued)
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
     The Fund’s allowance for credit losses is the estimate of losses inherent in our commercial finance receivables. The allowance for credit losses is based on factors which include the Fund’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write off. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high quality short-term money market instruments with high-quality financial institutions. As of September 30, 2008, the Fund had deposits totaling $6.2 million, of which $6.0 million was over the $100,000 insurance limit of the Federal Deposit Insurance Corporation (“FDIC”). On October 3, 2008, the FDIC increased the limit to $250,000 on a temporary basis through December 31, 2009. The Fund’s potential loss exposure under the increased limit would have been $5.8 million at September 30, 2008. No losses have been experienced on such deposits.
     In addition, as of September 30, 2008, 12% of the Fund’s net investment in direct financing leases and notes were located in California.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight-line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the nine months ended September 30, 2008 and 2007.
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
Supplemental Disclosure of Cash Flow Information
     During the nine months ended September 30, 2008 and 2007, the Fund paid cash for interest of $4.2 million and $3.6 million, respectively.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
Recently Issued Accounting Pronouncements
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 “Fair Value Measurements,” (“SFAS 157”) in an inactive market. The provisions of FSP 157-3 are effective immediately and adoption did not have a material effect on the Fund’s consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009. The Fund is assessing the potential impact that the adoption of SFAS 161 may have on its consolidated financial statements.
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
Transfers of Financial Assets
     The Fund may sell leases to third parties. Under SFAS No. 140, leases are accounted for as sold when control of the lease is surrendered. Control over the leases are deemed surrendered when (1) the leases have been isolated from the Fund, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Fund does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Fund to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases. In connection with these sales, the Fund’s General Partner, the servicer of the leases prior to the sale, may continue to service the leases for the third party in exchange for “adequate compensation” as defined under SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140”. The Fund accrues liabilities for obligations associated with leases and loans sold which the Fund may be required to repurchase due to breaches of representations and warranties and early payment defaults. The Fund periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. To obtain fair values, the Fund generally estimates fair value based on the present value of future cash flows estimated using management’s best estimates of key assumptions, including credit losses and discount rates commensurate with the risks involved. As theses estimates are influenced by factors outside the Fund’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded. The provision for repurchases is recorded as component of gain on sales of leases and notes.
See Note 5.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
Fair Value of Financial Instruments
     For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 8 are recorded at fair value based on market quotes from the swaps’ counterparty banks.
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
NOTE 3 – RESTRICTED CASH
     Restricted cash includes cash being held in reserve for principal and interest payments by the Fund’s lenders. Restricted cash also includes customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
NOTE 4 -INVESTMENT IN DIRECT FINANCING LEASES AND NOTES
     The Fund’s direct financing leases and notes are for initial lease terms generally ranging from 12 to 84 months. The interest rates on notes receivable generally range from 8% to 13%. As of September 30, 2008 and December 31, 2007, 12% and 15%, respectively, of equipment financings were located in California. The following table sets forth the investment in direct financing leases and notes (in thousands):

	September 30 ,	December 31,
	2008	2007
Direct financing leases	$86,153	$80,509
Notes receivable	21,234	21,045

	107,387	101,554
Allowance for credit losses	(1,300)	(600)

	$106,087	$100,954

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 4 -INVESTMENT IN DIRECT FINANCING LEASES AND NOTES — (Continued)
     The components of the net investment in direct financing leases for the periods indicated are as follows (in thousands):

	September 30,	December 31,
	2007	2007
Total future minimum lease payments	$97,029	$92,388
Unearned rental income	(12,172)	(12,752)
Residuals, net of unearned residual income	1,296	873

	$86,153	$80,509

     The following is a summary of the Fund’s allowance for credit losses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Allowance for credit losses, beginning of the period	$600	$431
Provision for credit losses	2,076	615
Net write-offs	(1,376)	(576)

Allowance for credit losses, end of the period	$1,300	$470

     As of September 30, 2008, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows (in thousands):

	Direct Financing
Periods Ending September 30,	Leases	Notes	Operating Leases	Total
2009	$40,061	$8,452	$469	$48,982
2010	25,838	5,333	372	31,543
2011	16,134	3,600	226	19,960
2012	9,805	2,426	59	12,290
2013	2,105	682	10	2,797
Thereafter	3,086	741	—	3,827

	$97,029	$21,234	$1,136	$119,399

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 5 -SALES OF LEASES AND NOTES
     During the three and nine months ended September 30, 2008, the Fund sold leases and notes to third parties. In connection with one sale completed during the three months ended September 30, 2008, the Fund agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Accrued Repurchase Liability”). The maximum exposure under the Accrued Repurchase Liability is $142,000 based on total proceeds received of $1.9 million. With the exception of the Accrued Repurchase Liability, the third parties have limited recourse to the Fund for failure of the debtors to pay when due.
     When determining the fair value of the Accrued Repurchase Liability, the key assumptions used in measuring the Accrued Repurchase Liability were the weighted average life of the portfolio, the expected rate of delinquent leases subject to repurchase and discount rate. The cash flows were estimated based on management’s estimate of the loss curve based on historical experience. Based on these assumptions, the fair value of the Accrued Repurchase Liability was estimated at $28,000, which was recorded as a liability and reduced the gain on the respective sale.
     For the three and nine months ended September 30, 2008, the Fund received total proceeds of $1.9 million and $7.5 million, respectively, on sales of leases and notes and recorded gains totaling $115,000 and $389,000, respectively, which is included in “Gain on Sale of Equipment and Lease Dispositions, Net” on the Consolidated Statements of Operations. No purchases under the Accrued Repurchase Liability occurred during the three months ended September 30, 2008.
NOTE 6 – DEFERRED FINANCING COSTS, NET
     As of September 30, 2008 and December 31, 2007, the Fund had $1.3 million of deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of September 30, 2008 and December 31, 2007 was $578,000 and $419,000, respectively. Future amortization expense for the twelve month periods ending September 30 are as follows (in thousands):

2009	$180
2010	177
2011	177
2012	88
2013	59
Thereafter	69

$750

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 7 - DEBT
     The table below summarizes the Fund’s debt for the periods indicated (in thousands):

	September 30, 2008	December 31, 2007
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $110 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements, terminating at various dates ranging from February 2010 to June 2015. The interest rate swap agreements fix the interest rate on this facility at 5.4% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans. The line expires January 31, 2011. At expiration, the Fund would not be required to make full repayment. Rather, the Fund would continue to repay the outstanding debt under the original terms
	$98,649	$95,571

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of February 15, 2009	281	1,731

Total outstanding debt	$98,930	$97,302

     The Fund is subject to certain financial covenants which are customary for the type and size of its related debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure the Fund’s equity adjusted for intangibles and amounts due to the Fund’s General Partner. The maximum leverage covenants restrict the amount the Fund can borrow based on a ratio of the Fund’s total debt compared to its net worth. The portfolio performance covenants provide that the Fund would be in default if a percentage of the Fund’s portfolio of leases and loans are delinquent in payment beyond acceptable grace periods. As of September 30, 2008, the Fund is in compliance with all such covenants under its various debt agreements.
     Annual principal payments for each of the succeeding twelve month periods ending September 30 are as follows (in thousands):

2009	$38,008
2010	27,370
2011	17,445
2012	10,677
2013	3,776
Thereafter	1,654

$98,930

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
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
     At September 30, 2008 and December 31, 2007, the notional amounts of 44 interest rate swap contracts were $93.6 million and $89.7 million, respectively. For the nine months ended September 30, 2008, and 2007, the Fund had unrealized losses of $(99,000) and ($707,000) on these interest rate swaps, respectively. These amounts are included in accumulated other comprehensive loss. The Fund recognized no gain or loss during the nine months ended September 30, 2008 and 2007 for hedge ineffectiveness. Assuming market rates remain constant with the rates as of September 30, 2008, $0.8 million of the $1.3 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.
NOTE 9 - FAIR VALUE MEASUREMENT
     Effective January 1, 2008 the Fund adopted SFAS No. 157, “Fair Value Measurements", which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The adoption did not have a material effect on the Fund’s financial statements as the Fund historically has valued its derivatives at fair value. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS No. 13, “Accounting for Leases", and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.
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

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 9 - FAIR VALUE MEASUREMENT (Continued)
     As discussed in Note 8, the Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, the Fund values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Fund’s methodology also incorporates the impact of both the Fund’s and the counterparty’s credit standing.
     Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2008 (in thousands):

	Fair Value measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest Rate Swaps	$—	$1,261	$—	$1,261
NOTE 10 - TRANSACTIONS WITH AFFILIATES
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
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 8% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the nine months ended September 30, 2008 and 2007.
     The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the nine months ended September 30, 2008 and 2007.

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 10 - TRANSACTIONS WITH AFFILIATES (Continued)
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30 ,		September 30 ,
	2008	2007	2008	2007
Acquisition fees	$225	$210	$946	$600
Asset management fees	315	305	950	870
Reimbursed administrative expenses	333	98	790	408
     Due to related parties, net, as of September 30, 2008 and December 31, 2007, includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.
NOTE 11 - ALLOCATION OF PARTNERSHIP INCOME (LOSS) AND CASH DISTRIBUTIONS
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
NOTE 12 - COMPREHENSIVE LOSS
     Comprehensive loss includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income (loss)” and for the Fund, only include changes in the fair value of unrealized hedging derivatives.
NOTE 13 - NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT
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

LEASE EQUITY APPRECIATION FUND I, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 14 – FIRST QUARTER ADJUSTMENT
     During the third and fourth quarters of the year ended December 31, 2007, the Fund recorded adjustments to the valuation of certain leases which had an impact of increasing the reported gains on sale of equipment of $102,000 in the third quarter and reducing the provision of credit losses of $46,000 in the fourth quarter, as well as reducing interest on equipment financings of $10,000 and $15,000 for the third and fourth quarters, respectively. The Fund has determined that these adjustments were not material to those periods as they had no impact on cash available for distribution to investors, a metric that management believes to be important to the Fund’s investors. Accordingly, the Fund has recorded these adjustments in the March 31, 2008 financial statements. The effect of these adjustments for the nine months ended September 30, 2008, which the Fund also determined to not be material to these periods, was to reduce net income by $123,000 by increasing the provision for credit losses by $46,000, reducing gain on sale of equipment by $102,000 and increasing interest income on equipment financings by $25,000.

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
Overview
     We are Lease Equity Appreciation Fund I L.P., a Delaware limited partnership that was formed on January 31, 2002. On June 30, 2004, our General Partner, LEAF Asset Management, Inc. merged into its parent, LEAF Financial Corporation (the “General Partner” or “LEAF”). LEAF is an indirect subsidiary of Resource America, Inc., which is a publicly traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors.
     As of August 15, 2004, the date our offering period terminated, we had raised $17.1 million through the sale of 171,746 limited partner units.
     We have acquired and seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. Also, we focus on the small to mid-size business market, which generally includes businesses with:
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

     We commenced operations on March 3, 2003. As of September 30, 2008, our portfolio contained approximately 12,000 equipment leases and notes with approximately 11,000 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on an original cost of equipment. As of September 30, 2008, we had a net investment of $106.1 million in direct financing leases and notes and a net investment of $1.3 million in equipment under operating leases for a total investment in financing assets of $107.4 million. Our average original equipment cost per equipment lease transaction was $17,000 and $40,000 as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the average initial term of our financings was 51 months, respectively. As of September 30, 2008 and December 31, 2007, 12% and 15% of our equipment was located in California, respectively. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2008 and December 31, 2007, our outstanding debt was $98.9 million and $97.3 million, respectively.
Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of September 30, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2008		December 31, 2007
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Industrial Equipment	$26,016	24.2%	$28,956	28.5%
Medical Equipment	22,244	20.7	26,001	25.6
Office Equipment	12,182	11.3	6,248	6.2
Computers	10,405	9.7	12,501	12.3
Water Purification	9,691	9.0	—	—
Computer Software	5,247	4.9	4,876	4.8
Communications	4,819	4.5	4,338	4.3
Restaurant Equipment	4,220	3.9	5,160	5.1
Agriculture Equipment	3,200	3.0	4,375	4.3
Other	9,363	8.8	9,099	8.9

	$107,387	100.0%	$101,554	100.0%

Operating Leases

	September 30, 2008		December 31, 2007
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Office Equipment	$942	72.0%	$141	19.7%
Industrial Equipment	170	13.0	344	47.7
Communications	86	6.6	153	21.3
Computers	86	6.6	67	9.3
Agriculture Equipment	13	1.0	15	2.0
Water Purification	11	0.8	—	—

	$1,308	100.0%	$720	100.0%

     The following schedules detail the type of business, by standard industrial classification, that lease our equipment as of September 30, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2008		December 31, 2007
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$50,895	47.4%	$49,004	48.3%
Retail Trade	13,530	12.6	11,491	11.3
Manufacturing	10,446	9.7	10,242	10.1
Transportation/Communication/Energy	7,037	6.6	6,515	6.4
Wholesale Trade	6,668	6.2	6,311	6.2
Construction	6,165	5.7	5,687	5.6
Agriculture/Forestry/Fishing	5,159	4.8	6,703	6.6
Finance/Insurance/Real Estate	4,041	3.8	2,729	2.7
Public Administration	996	0.9	335	0.3
Other	2,450	2.3	2,537	2.5

	$107,387	100.0%	$101,554	100.0%

Operating Leases

	September 30, 2008		December 31, 2007
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$528	40.4%	$153	21.3%
Construction	253	19.3	391	54.2
Finance/Insurance/Real Estate	157	12.0	5	0.7
Wholesale Trade	115	8.8	103	14.3
Manufacturing	101	7.7	15	2.0
Retail Trade	46	3.6	6	0.9
Public Administration	33	2.5	—	—
Transportation/Communication/Energy	29	2.2	15	2.1
Agriculture/Forestry/Fishing	22	1.7	27	3.8
Other	24	1.8	5	0.7

	$1,308	100.0%	$720	100.0%

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets, the accrued repurchase liability and for the fair value of interest rate swaps. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     For a complete discussion of our critical accounting policies and estimates, see the discussion our annual report on Form 10-K for fiscal 2007 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

     We accrue liabilities for obligations associated with leases and loans sold which we may be required to repurchase due to breaches of representations and warranties and early payment defaults. We periodically evaluate the estimates used in calculating expected losses and adjustments are reported in earnings. As theses estimates are influenced by factors outside our control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded.
     Our allowance for credit losses is the estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
Results of Operations
     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The following summarizes our results of operations for the three months ended September 30, 2008 and 2007 (dollars in thousands):

			Increase (Decrease)
	2008	2007	$$	%
Revenues:
Interest on equipment financings	$2,297	$1,755	$542	31%
Rental income	127	94	33	35%
Gains on sale of equipment and lease dispositions, net	437	434	3	1%
Other	231	204	27	13%

	3,092	2,487	605	24%

Expenses:
Interest expense	1,413	1,258	155	12%
Depreciation on operating leases	155	64	91	142%
Provision for credit losses	963	244	719	295%
Management fees to related party	315	305	10	3%
Administrative expenses reimbursed to related party	333	98	235	240%
General and administrative expenses	391	484	(93)	(19%)

	3,570	2,453	1,117	46%

Net (loss) income	$(478)	$34	$(512)	(1,506%)

     The increase in total revenues was primarily attributable to the following:
•	An increase in interest income on equipment financings due to an increase in our weighted average net investment in financing assets to $107.9 million for the three months ended September 30, 2008 as compared to $87.3 million for the three months ended September 30, 2007, an increase of $20.6 million (24%).

•	An increase in rental income which was principally the result of an increase in our investment in operating leases in the 2008 period compared to the 2007 period.
     Total increase in total expenses was primarily attributable to the following:
•	An increase in interest expense due to the increase of our debt incurred to acquire equipment financing assets. Weighted average borrowings for the three months ended September 30, 2008 and 2007 were $102.3 million and $81.5 million, respectively, at an effective interest rate of 5.3% and 6.0%, respectively.

•	An increase in depreciation on operating leases resulting from an increase in our investment in operating leases.

•	An increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the growth in size of the portfolio as well as the worsening of general economic conditions.

•	An increase in administrative expenses reimbursed to related party, which was due to the hiring of additional collection personnel by our General Partner to minimize any impact on delinquencies resulting from a weakened US economy.
     These increases were partially offset by:
•	A decrease in our general and administrative expenses, which was principally the result of a reduction in professional fees.
     Our net (loss) income for the three months ended September 30, 2008 and 2007 was ($478,000) and $34,000 respectively. The net loss per limited partnership unit, after the loss allocated to our General Partner for the three months ended September 30, 2008 and 2007, was ($2.76) and $0.20, respectively, based on a weighted average number of limited partnership units outstanding of 171,696 and 171,746 respectively, during each period.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30 , 2007
     The following summarizes our results of operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

			Increase (Decrease)
	2008	2007	$$	%
Revenues:
Interest on equipment financings	$7,207	$5,339	$1,868	35%
Rental income	272	367	(95)	(26%)
Gain on sale of equipment and lease dispositions, net	1,198	774	424	55%
Other	621	513	108	21%

	9,298	6,993	2,305	33%

Expenses:
Interest expense	4,290	3,724	566	15%
Depreciation on operating leases	251	270	(19)	(7%)
Provision for credit losses	2,076	615	1,461	238%
Management fees to related party	950	870	80	9%
Administrative expenses reimbursed to related party	790	408	382	94%
General and administrative expenses	1,041	1,073	(32)	(3%)

	9,398	6,960	2,438	35%

Net (loss) income	$(100)	$33	$(133)	(403%)

     The increase in total revenues was primarily attributable to the following:
•	An increase in interest income on equipment financings due to an increase in our weighted average net investment in financing assets to $106.9 million for the nine months ended September 30, 2008 as compared to $87.4 million for the nine months ended as of September 30, 2007, an increase of $19.5 million (22%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing.

•	An increase in gain on sale of equipment. Gains on sale of equipment may vary significantly from period to period due to the portfolio maturing. As the portfolio ages, there will be increased activities from early lease terminations and end of lease dispositions. Included in gains for the nine months ended September 30, 2008 is gains of $389,000 related to the sales of pools of leases to unrelated third parties.

•	An increase in other income, which consists primarily of late fee income and handling fee income. Late fee income has increased due to the increase of the financing portfolio and an increase in payment collection efforts.
     These increases were partially offset by the following:
•	A decrease in our rental income which was due to operating leases reaching full term.
     The increase in total expenses was primarily attributable to the following:
•	An increase in interest expense due to the increase of our debt incurred to acquire equipment financing assets. Weighted average borrowings for the nine months ended September 30, 2008 and 2007 were $101.1 million and $81.9 million, respectively, at an effective interest rate of 5.5% and 5.9%, respectively.

•	An increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the growth in size of the portfolio as well as the worsening of general economic conditions.

•	An increase in administrative expenses reimbursed to related party due to the hiring of additional collection personnel by our General Partner to minimize any impact on delinquencies resulting from a weakened US economy.
     These increases were partially offset by:
•	A decrease in depreciation on operating leases due to operating leases reaching full term.

•	A decrease in general and administrative which was principally the result of a reduction in professional fees.
     Our net (loss) income for the nine months ended September 30, 2008 and 2007 was ($100,000) and $33,000, respectively. The net loss per limited partnership unit, after the income allocated to our General Partner for the nine months ended September 30, 2008 and 2007 was ($0.58) and $0.19, respectively, based on a weighted average number of limited partnership units outstanding of 171,718 and 171,746, respectively, for each period.

Finance Receivables and Asset Quality
     Our net investment in direct financing leases and loans increased to $106.1 million as of September 30, 2008 compared to $101.0 million as of December 31, 2007, an increase of $5.1 million (5%). The performance of our lease portfolio is a measure of our General Partners underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivable including non performing assets, which are those assets that are not accruing income due to non performance or impairment (dollars in thousands):

					As of and For
					The
	As of and For The				Year Ended
	Nine Months Ended September 30,		Change		December 31,
	2008	2007	$	%	2007

Investment in direct financing leases and notes before allowance for credit losses	$107,387	$89,025	$18,362	21%	$101,554
Weighted average investment in direct financing leases and notes before allowance for credit losses	106,920	87,347	19,573	22%	87,561
Allowance for credit losses	1,300	470	830	177%	600
Non-performing assets	3,052	2,699	353	13%	1,369
Net write-offs	$1,376	$576	$800	139%	$1,113

As a percentage of finance receivables:
Allowance for credit losses	1.21%	0.53%			0.59%
Non-performing assets	2.84%	3.03%			1.35%

As a percentage of weighted average finance receivables:
Net write-offs	1.29%	0.66%			1.27%
     We manage our risk by adhering to strict credit policy and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and notes, has responded to current economic conditions by increasing its employee headcount in its collection department and has implemented earlier intervention techniques in collection procedures. In the originations area, our General Partner has increased credit standards and limited exposures to certain industries, geographic locations and equipment types.
     Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and therefore significantly greater delinquencies than anticipated will have and adverse impact on our cash flow and distributions to our partners.
     Our net write-offs increased for the nine months ended September 30, 2008 compared to 2007 due to the growth in size and the aging of the portfolio as well as the worsening of general economic conditions and the current credit crisis.

Liquidity and Capital Resources
     Our major source of liquidity is excess cash derived from the collection of lease payments after payments of debt principal and interest.
     Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners.
     The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net cash provided by operating activities	$4,328	$1,631
Net cash used in investing activities	(5,751)	(317)
Net cash provided by (used in) financing activities	1,062	(4,981)

Decrease in cash	$(361)	$(3,667)

     Cash decreased by $361,000 which was due to a net investment of $8.0 million in new leases (net of related new debt and proceeds from sales of leases to third parties), which was partially offset by the increase in amounts due to related parties of $3.4 million.
     Partners’ distributions paid for the nine month periods ended September 30, 2008 and 2007 were $1.3 million and $1.1 million, respectively.
Borrowings
     Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows (in thousands):

	Maximum
	Facility	Amount	Amount
	Amount	Outstanding	Available
WestLB AG (1)	$110,000	$98,649	$11,351
OFC Capital (2)	281	281	—

	$110,281	$98,930	$11,351

(1)	Availability subject to lease or loan eligibility and borrowing base formula.

(2)	This term note was a one-time funding that pays down over time without any ability for us to draw down additional amounts. The original Amount of Borrowing from December, 2003 was $13.1 million.
     As of September 30, 2008, we had a committed revolving credit facility with WestLB AG to provide up to $110.0 million in borrowings with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.4% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans. The facility expires on January 31, 2011. At expiration, we would not be required to make full repayment; rather, we would continue to repay the outstanding debt under the original terms.
     Our liquidity is affected by our ability to leverage our portfolio through our credit facilities. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. We are subject to certain financial covenants which are customary for the type and size of our related debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants provide that we would be in default if a percentage of our portfolio of leases and loans are delinquent in payment beyond acceptable grace periods. As of September 30, 2008, we are in compliance with all such covenants under our various debt agreements. If we do not meet the requirements of the covenants in the future, defaults could occur that will have an adverse effect on our operations and could force us to liquidate our portfolio. In addition, if our lenders decide not to renew our facilities and we are unable to secure alternatives forms of financing, our operations will be adversely effected and we could be forced to liquidate our portfolio.
     Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for credit losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As of September 30, 2008, our credit evaluation indicated the need for an allowance for credit losses of $1.3 million.
Contractual Obligations
     The contractual obligations under our credit facilities as of September 30, 2008 were as follows (in thousands):

		Payments Due By Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations:
Debt	$98,930	$38,008	$44,815	$14,453	$1,654
     The above table does not include expected payments related to the Accrued Repurchase Liability as of September 30, 2008. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Accrued Repurchase Liability”). The maximum exposure under the Accrued Repurchase Liability is $142,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease and loan assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At September 30 2008, our outstanding debt totaled $98.9 million, which consists of fixed rate debt of $0.3 million and variable rate debt of $98.6 million. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 5.4% on a weighted average basis. At September 30, 2008, the notional amounts of the interest rate swaps was $93.6 million. The interest rate swap agreements terminate on various dates ranging from February 2010 to July 2015.
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
     Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

November 14, 2008	/s/ Crit DeMent

CRIT DEMENT
Chairman and Chief Executive Officer

November 14, 2008	/s/ Robert K. Moskovitz

ROBERT K. MOSKOVITZ
Chief Financial Officer

November 14, 2008	/s/ Tonya L. Zweier

TONYA L. ZWEIER
Chief Accounting Officer