Form 10-K
period 2008-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2009-03-26
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
There is no public market for the Registrant’s securities.
DOCUMENTS INCORPORATED BY REFERENCE
None

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I
ITEM 1 — BUSINESS
The following discussion contains forward-looking statements regarding events and financial trends which may affect our future operating results and financial position. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from those anticipated in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as may be required under applicable law.
General
          We are a Delaware limited partnership formed on January 31, 2002 by our General Partner, LEAF Financial Corporation (the “General Partner”). LEAF Financial Corporation is a majority owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise, to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. As of August 15, 2004, the date our offering period terminated, we raised $17.1 million through the sale of 171,746 of our limited partner units.
          We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1 billion or less in total assets; or

•	$100 million or less in total annual sales.
          Our principal objective is to generate regular cash distributions to our limited partners.
          Our leases consist of direct financing and operating leases as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a lease or loan is 90 days or more delinquent, the lease or loan is classified as being on non-accrual and we do not recognize interest income on that lease or loan until the lease or loan becomes less than 90 days delinquent.

Debt Facilities
          We have augmented the proceeds of our offering with debt and intend to continue to finance a significant portion of the cost of the equipment we acquire. We are not limited in the amount of debt, including financings through securitizations, we may incur. Our ability to obtain financing will, however, depend upon our General Partner’s assessment of whether funds are available at rates and upon terms that are economically advantageous to us. As a result, the amount of our financings may vary significantly from our expectations.
          In December 2004, we entered into a secured loan agreement with WestLB AG, New York Branch. This revolving line of credit, with an aggregate borrowing limit of $110 million, is collateralized by specific lease receivables and related equipment, with a credit reserve of 1%. As of December 31, 2008 the outstanding balance under this financing arrangement was $91.1 million. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates, we have entered into interest rate swap agreements which fix the interest rate on this facility at 5.32%. The interest rate swap agreements terminate at various dates ranging from February 2010 to June 2015. In December 2007, this line was extended to January 31, 2011. Interest and principal are due as payments are received under the leases. If this facility is not extended at the time of renewal, we would not be required to make full repayment at the time of renewal. Rather, we would continue to repay the outstanding debt under its original terms.
          We are subject to certain financial covenants related to our debt facility. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants provide that we would be in default if a specified percentage of our portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.
          As of December 31, 2008, we are in compliance with all such covenants under our debt agreement. However, the current economic recession and the resultant increase in portfolio delinquency make it possible that, absent an amendment to our loan documents, we may not be in compliance with our covenants in the future. Non-compliance with these covenants would cause our interest rate to significantly increase. Because our re-investment period expires in August 2009 and after evaluation of the various alternatives, in March 2009 we amended our line of credit with WestLB to cease additional borrowings under our line of credit and accelerate the pay down of the line, in exchange for removal of certain covenants. By doing so, we also avoided amendment fees.
          In November 2003, we entered into a $15.0 million Master Loan and Security Agreement with OFC Capital, a division of ALFA Financial Corporation. This loan was satisfied in December 2008.
Available Information
          We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.leaf-financial.com. We make our SEC filings available free of charge on or through our General Partner’s internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.
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

•	fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to our General Partner for the year ended December 31, 2008 were $1.0 million;
•	a subordinated annual asset management fee of either 3% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and loans. During the five-year reinvestment period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees paid to our General Partner for the year ended December 31, 2008 were $1.3 million;
•	reimbursement for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to our General Partner for the year ended December 31, 2008 were $1.1 million;
•	a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our limited partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the year ended December 31, 2008; and
•	a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the year ended December 31, 2008.
          In addition, our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. Cash distributions paid to our General Partner for the year ended December 31, 2008 were $17,000. Our General Partner also holds a 5% limited partner interest in us and, as a limited partner, was paid cash distributions of $93,000 for the year ended December 31, 2008.
Competition
          The equipment leasing business is highly fragmented and competitive. We acquire equipment from our General Partner and its affiliates. Our General Partner and affiliates compete with:
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

ITEM 1A — RISK FACTORS
          Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.
ITEM 1B — UNRESOLVED STAFF COMMENTS
          None.
ITEM 2 — PROPERTIES
          We do not own or lease any real property.
ITEM 3 — LEGAL PROCEEDINGS
          We are not subject to any pending material legal proceedings.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of our limited partners during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders, including our General Partner as a limited partner with respect to limited partner units it purchased.

Number of Partners
as of
Title of Class	December 31, 2008
Limited Partner units	432
General Partner interest	1
          Total distributions paid to limited partners for years ended December 31, 2008, 2007 and 2006 were $1.7 million, $1.5 million and $1.4 million, respectively.

ITEM 6 —	SELECTED FINANCIAL DATA
          The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements, which have been audited by Grant Thornton LLP, an independent registered public accounting firm (in thousands, except for unit data):

	Years Ended December 31,
	2008	2007	2006	2005	2004
Revenues	$12,054	$9,468	$8,412	$7,704	$3,537
Expenses	12,686	9,719	8,225	8,388	3,787
Net (loss) income	(632)	(251)	187	(684)	(250)
Distributions to partners	$1,737	$1,534	$1,387	$1,388	$978
Weighted average number of limited partner units outstanding during the year	171,712	171,746	171,746	171,746	137,000
Net (loss) income per weighted average limited partner unit	$(3.64)	$(1.45)	$1.08	$(3.94)	$(1.80)

	December 31,
	2008	2007	2006	2005	2004
Investment in leases and loans, net	$95,844	$99,588	$87,119	$81,724	$54,720
Total assets	104,435	109,530	95,655	89,991	66,095
Bank debt	91,057	97,302	82,364	77,327	51,462
Partners’ capital:
General partner	(94)	(71)	(53)	(41)	(20)
Limited partners	5,506	7,855	9,622	10,810	12,861
Accumulated other comprehensive (loss) income	(3,858)	(1,162)	392	658	(52)
Total partners’ capital	$1,554	$6,622	$9,961	$11,427	$12,789

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
          We are a Delaware limited partnership formed on January 31, 2002 by our General Partner, LEAF Financial Corporation (the “General Partner”). LEAF Financial Corporation is a majority owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise, to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. As of August 15, 2004, the date our offering period terminated, we raised $17.1 million through the sale of 171,746 of our limited partner units.
          We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1 billion or less in total assets; or

•	$100 million or less in total annual sales.
          Our principal objective is to generate regular cash distributions to our limited partners.
          Our leases consist of direct financing leases and operating leases as defined by U.S. GAAP. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a lease or loan is 90 days or more delinquent, the lease or loan is classified as being on non-accrual and we do not recognize interest income on that lease or loan until the lease or loan becomes less than 90 days delinquent.
          As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers.

Finance Receivables and Asset Quality
          Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2008	2007
Investment in leases and loans, net	$95,844	$99,588

Number of equipment leases	12,700	4,500
Number of individual end users (a)	11,600	4,300
Average original equipment cost	$15.7	$40.0
Average initial term (in months)	53	51

States accounting for more than 10% of lease and loan portfolio:
California	11%	15%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial equipment	23%	29%
Medical equipment	19%	25%
Office equipment	13%	6%
Water purification	11%	—%
Computers	9%	12%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	47%	48%
Retail trade	13%	11%
Manufacturing	10%	10%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on original cost of the equipment.
          As of December 31, 2008, the average original equipment cost decreased as compared to December 31, 2007 as a result of a decline in the average original equipment cost of leases acquired from our General Partner in 2008. In November 2007, our General Partner acquired a small ticket leasing company that focuses on leases of office and water purification equipment. This acquisition reduced our General Partner’s average original equipment cost subsequent to the acquisition. In addition, our General Partner made changes to its underwriting standards in 2008, which de-emphasized certain industries which traditionally had higher original equipment costs.
          We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2008 and 2007, our outstanding debt was $91.1 million and $97.3 million, respectively.

          The performance of our lease and loan portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Years Ended December 31,
			Change
	2008	2007	$	%
Investment in direct financing leases and loans before allowance for credit losses	$96,421	$99,482	$(3,061)	(3%)
Weighted average investment in direct financing leases and loans before allowance for credit losses	105,908	87,561	18,347	21%
Allowance for credit losses	1,750	600	1,150	192%
Non-performing assets	4,142	1,369	2,773	203%
Charge-offs, net of recoveries	$1,789	$1,113	$676	61%

As a percentage of finance receivables:
Allowance for credit losses	1.81%	0.60%
Non-performing assets	4.30%	1.38%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.69%	1.27%
          We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, has responded to the current economic recession by increasing the number of employees in its collection department and it has implemented earlier intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid size businesses, we have been able to increase our credit standards without reducing the rate we charge on our leases and loans.
          Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and therefore significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.
          The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. We focus on financing equipment used by small to mid-size businesses, and our General Partner anticipates that the recession will make it more difficult for some of our customers to make payments on their financings with us on a timely basis, which could result in higher delinquencies.
          Our net charge-offs increased in 2008 compared to 2007 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.
Critical Accounting Policies
          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          We have identified the following policies as critical to our business operations and the understanding of our results of operations.
Revenue Recognition
          Our investment in financing assets consists of direct financing leases and loans and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” and its various amendments and interpretations.
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
          Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2008, 2007 and 2006.
          Loans. Our term loans consist of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment. For all the other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.
          We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.

Allowance for Credit Losses
          We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
Estimated Unguaranteed Residual Values of Leased Equipment
          Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon our General Partner’s history with regard to the realization of residuals, available industry data and our General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.
Impairment of Long-Lived Assets
          We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded if the carrying amount of the asset exceeds their estimated fair values.
Fair Value and Effectiveness of Interest Rate Swaps
          We account for our derivative instruments and hedging activities in accordance with SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies and amends SFAS 133, “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents and includes the conclusions reached by the Financial Accounting Standards Board (“FASB”) on certain FASB Staff Implementation Issues.
          Effective January 1, 2008 we adopted SFAS 157, “Fair Value Measurements", which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The adoption did not have a material effect on our financial statements as we historically have valued our derivatives at fair value. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because our derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.

          Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2008 (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps	$—	$3,858	$—	$3,858
Results of Operations
Year Ended December, 31, 2008 Compared to Year Ended December 31, 2007
          The following summarizes our results of operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

			Increase (Decrease)
	2008	2007	$	%
Revenues:
Interest on equipment financings and loans	$9,361	$7,245	$2,116	29%
Rental income	400	447	(47)	(11%)
Gains on sales of equipment and lease dispositions, net	1,395	1,076	319	30%
Other	898	700	198	28%

	12,054	9,468	2,586	27%

Expenses:
Interest expense	5,625	5,025	600	12%
Depreciation on operating leases	352	322	30	9%
Provision for credit losses	2,939	1,282	1,657	129%
Management fees to affiliate	1,309	1,200	109	9%
Administrative expenses reimbursed to affiliate	1,102	479	623	130%
General and administrative expenses	1,359	1,411	(52)	(4%)

	12,686	9,719	2,967	31%

Net loss	$(632)	$(251)	$(381)	(152%)

          The increase in total revenues was primarily attributable to the following:
•	an increase in interest income due to an increase in our weighted average net investment in financing assets to $105.9 million for the year ended December 31, 2008 as compared to $87.6 million for the year ended December 31, 2007, an increase of $18.3 million (21%), and an increase in yields on leases acquired in late 2007 and 2008.

•	an increase in gains on sales of equipment, which may vary significantly from period to period due to the portfolio maturing. As the portfolio ages, there will be increased activities from early lease terminations and end of lease dispositions.

•	an increase in other income. Other income consists primarily of late fee income. Late fees collected have increased due to an increase in late payments by customers.

          The increase in total expenses was primarily attributable to the following:
•	an increase in interest expense due to the increase in our bank debt incurred to acquire equipment financing assets, partially offset by a reduction in average interest rates. Weighted average borrowings increased to $99.9 million for the year ended December 31, 2008 as compared to $82.2 million for the year ended December 31, 2007, an increase of $17.7 million (22%). Borrowings for the years ended December 31, 2008 and 2007 were at an effective interest rate of 5.6% and 6.1%, respectively.

•	an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, resulting in an increase in non-performing assets as a percentage of finance receivables to 4.30% as of December 31, 2008 as compared to 1.38% as of December 31, 2007.

•	an increase in management fees, which was directly attributable to our growth in equipment financing assets, since management fees are paid based on lease payments received.

•	an increase in administrative expenses reimbursed to related party due to the hiring of additional collection personnel by our General Partner to attempt to control the impact on delinquencies resulting from the economic recession in the United States.
          These increases were partially offset by the following:
•	a decrease in general and administrative which was principally the result of a reduction in professional fees.
          The net loss per limited partner unit, after the net loss allocated to our General Partner for the years ended December 31, 2008 and 2007 was $3.64 and $1.45, respectively, based on a weighted average number of limited partner units outstanding of 171,712 and 171,746, respectively.

Year Ended December, 31, 2007 Compared to Year Ended December 31, 2006
          The following summarizes our results of operations for the years ended December 31, 2007 and 2006 (dollars in thousands):

			Increase (Decrease)
	2007	2006	$	%
Revenues:
Interest on equipment financings and loans	$7,245	$6,502	$743	11%
Rental income	447	761	(314)	(41%)
Gains on sales of equipment and lease dispositions, net	1,076	543	533	98%
Other	700	606	94	16%

	9,468	8,412	1,056	13%

Expenses:
Interest expense	5,025	4,550	475	10%
Depreciation on operating leases	322	617	(295)	(48%)
Provision for credit losses	1,282	910	372	41%
Management fees to affiliate	1,200	1,064	136	13%
Administrative expenses reimbursed to affiliate	479	565	(86)	(15%)
General and administrative expenses	1,411	519	892	172%

	9,719	8,225	1,494	18%

Net (loss) income	$(251)	$187	$(438)	(234%)

          The increase in total revenues was primarily attributable to the following:
•	an increase in interest income due to our increase in equipment financing assets. Total equipment financing assets increased to $101.0 million in the year ended December 31, 2007 as compared to $87.9 million in the year ended December 31, 2006, an increase of $13.1 million (15%). This growth was driven by our General Partner’s increased sales and marketing efforts supported by lines of financing.

•	an increase in our gains on sales of equipment. Gains on sale of equipment may vary significantly from period to period due to the portfolio maturing. As the portfolio ages, there will be increased activities from early lease terminations and end of lease dispositions.

•	an increase in other income. Other income consists primarily of late fee income.
          The increases were partially offset by the following:
•	a decrease in rental income due to operating leases reaching full term.
          The increase in total expenses was primarily attributable to the following:
•	an increase in interest expense due to the increase of our debt incurred to acquire equipment financing assets. Debt increased to $97.3 million at December 31, 2007 as compared to $82.4 million at December 31, 2006, an increase of $14.9 million (18%).

•	an increase in our provision for credit losses. The increase in our provision for credit losses is principally a result of the growth of our lease portfolio. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	an increase in management fees, which was directly attributable to our growth in equipment financing assets, since management fees are paid based on lease payments received.

•	an increase in general and administrative expenses which was primarily attributable to an increase in legal costs associated with increased collection efforts.
          These increases were partially offset by the following:
•	a decrease in depreciation expense due to operating leases reaching full term.
          The net (loss) income per limited partner unit, after the net (loss) income allocated to our General Partner for the years ended December 31, 2007 and 2006 was ($1.45) and $1.08, respectively, based on a weighted average number of limited partner units outstanding of 171,746.
Liquidity and Capital Resources
General
          Our major source of liquidity is excess cash derived from the collection of lease payments after payment of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners.
          The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$5,174	$1,832	$3,226
Net cash provided by (used in) investing activities	1,878	(12,999)	(6,377)
Net cash (used in) provided by financing activities	(7,350)	7,442	4,243

(Decrease) increase in cash	$(298)	$(3,725)	$1,092

          Partners’ distributions paid during the years ended December 31, 2008, 2007 and 2006 were $1.7 million, $1.5 million and $1.4 million, respectively. In July 2007, the limited partners’ monthly distribution was increased to 10% of invested capital. The limited partners’ distribution rate was 8% prior to July 2007.
          Cash decreased by $298,000 which was primarily due to a net debt repayment of $3.7 million (net of purchases of and proceeds from leases and loans) and distributions to our partners of $1.7 million, partially offset by an increase in amounts due to affiliate of $3.9 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in a net debt repayment in 2008.
Borrowings
          As of December 31, 2008, we had a revolving credit facility with WestLB AG to provide up to $110.0 million in borrowings with a 1% credit reserve of the outstanding line of credit. As of December 31, 2008, $91.1 million was outstanding under this facility, which was secured by the pledging of eligible leases and loans. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.32% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans. This line matures on January 31, 2011. If this facility is not extended at the time of renewal, we would not be required to make full repayment. Rather, we would continue to repay the outstanding debt under its original terms.
          We are subject to certain financial covenants related to this debt facility. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants generally provide that we would be in default if a certain percentage of our portfolio of leases and loans are delinquent in payment beyond specified grace periods.

          In addition, our debt facility includes financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lender with information about the financial viability of the entities that service our portfolio. These entities include our General Partner and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to us, and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities.
          As of December 31, 2008, we are in compliance with all such covenants under our debt agreement. However, the current economic recession and the resultant increase in portfolio delinquency make it possible that, absent an amendment to our loan documents, we may not be in compliance with our covenants in the future. Non-compliance with these covenants would cause our interest rate to significantly increase. Because our re-investment period expires in August 2009 and after evaluation of the various alternatives, in March 2009 we amended our line of credit with WestLB to cease additional borrowings under our line of credit and accelerate the pay down of the line, in exchange for removal of certain covenants. By doing so, we also avoided amendment fees.
          As a result, we will need to use cash currently being used for asset management fees paid to our General Partner and distributions to reduce our debt balance. As a result, our General Partner will defer payment of asset management fees charged subsequent to March 31, 2009 and our annual distribution rate will be reduced to 4.0% effective in April 2009. The cash savings from these measures will be used to pay down our debt. As expected, we will enter our liquidation phase later this year.
          As discussed above, our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2008, our credit evaluation indicated a need for an allowance for credit losses of $1.8 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.
Contractual Obligations and Commercial Commitments
          The following table sets forth our obligations and commitments as of December 31, 2008 (in thousands):

		Payments Due by Period
		Less
	Total	than 1 Year	1-3 Years	4-5 Years	After 5 years

Bank debt	$91,057	$36,408	$41,140	$11,978	$1,531

          To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixed the weighted average interest rates at 5.32% for the WestLB debt facility. The fair value of the swap liability as of December 31, 2008 is $3.9 million.
          The above table does not include expected payments related to the Repurchase Liability (defined below) as of December 31, 2008. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum exposure under the Repurchase Liability at December 31, 2008 is $112,000.

Legal Proceedings
          We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.
Recently Issued Accounting Pronouncements
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to us in the first quarter of 2009.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At December 31, 2008, our outstanding debt totaled $91.1 million of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 5.32% for the WestLB debt facility. At December 31, 2008, the notional amounts of the 45 interest rate swaps were $86.2 million. The interest rate swap agreements terminate on various dates ranging from February 2010 to June 2015.
          The following sensitivity analysis table shows, at December 31, 2008, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates		Interest rates
	fall 100 basis		rise 100 basis
	points	Unchanged	points
Hedging instruments
Fair value	$(5,353)	$(3,858)	$(2,652)
Change in fair value	$(1,495)	$—	$1,206
Change as a percent of fair value	(39%)	—	31%
          It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points from current levels. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our partners.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Lease Equity Appreciation Fund I, L.P. and Subsidiary
          We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund I, L.P. and subsidiary (the “Fund”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund I, L.P. and subsidiary as of December 31, 2008 and 2007 and the consolidated results of their operations and their consolidated cash flows for each of the three years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 25, 2009

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands)

	December 31,
	2008	2007

ASSETS
Cash	$275	$573
Restricted cash	7,367	8,008
Accounts receivable	31	27
Investment in leases and loans, net	95,844	99,588
Deferred financing costs, net	701	902
Other assets	217	432

	$104,435	$109,530

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$91,057	$97,302
Accounts payable and accrued expenses	219	659
Other liabilities	157	115
Derivative liabilities at fair value	3,858	1,162
Due to affiliates	7,590	3,670

Total liabilities	102,881	102,908

Commitments and contingencies

Partners’ Capital:
General partner	(94)	(71)
Limited partners	5,506	7,855
Accumulated other comprehensive loss	(3,858)	(1,162)

Total partners’ capital	1,554	6,622

	$104,435	$109,530

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(in thousands, except unit data)

	Years Ended December 31,
	2008	2007	2006

Revenues:
Interest on equipment financing and loans	$9,361	$7,245	$6,502
Rental income	400	447	761
Gains on sales of equipment and lease dispositions, net	1,395	1,076	543
Other	898	700	606

	12,054	9,468	8,412

Expenses:
Interest expense	5,625	5,025	4,550
Depreciation on operating leases	352	322	617
Provision for credit losses	2,939	1,282	910
Management fees to affiliate	1,309	1,200	1,064
Administrative expenses reimbursed to affiliate	1,102	479	565
General and administrative expenses	1,359	1,411	519

	12,686	9,719	8,225

Net (loss) income	$(632)	$(251)	$187

Weighted average number of limited partner units outstanding during the year	171,712	171,746	171,746

Net (loss) income per weighted average limited partner unit	$(3.64)	$(1.45)	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Changes In Partners’ Capital
For The Years Ended December 31, 2008, 2007 and 2006
(in thousands, except unit data)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2005	$(41)	171,746	$10,810	$658	$11,427
Cash distributions paid	(13)	—	(1,374)	—	(1,387)
Net income	1	—	186	—	187	$187
Unrealized losses on financial derivatives	—	—	—	(266)	(266)	(266)

Balance, December 31, 2006	$(53)	171,746	$9,622	$392	$9,961	$(79)

Cash distributions paid	(16)	—	(1,518)	—	(1,534)
Net loss	(2)	—	(249)	—	(251)	$(251)
Unrealized losses on financial derivatives	—	—	—	(1,554)	(1,554)	(1,554)

Balance at December 31, 2007	$(71)	171,746	$7,855	$(1,162)	$6,622	$(1,805)

Cash distributions paid	(17)	—	(1,720)	—	(1,737)
Redemption of limited partner units	—	(50)	(3)	—	(3)
Net loss	(6)	—	(626)	—	(632)	$(632)
Unrealized losses on financial derivatives	—	—	—	(2,696)	(2,696)	(2,696)

Balance, December 31, 2008	$(94)	171,696	$5,506	$(3,858)	$1,554	$(3,328)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(632)	$(251)	$187
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gains on sales of equipment and lease dispositions, net	(1,395)	(1,076)	(543)
Depreciation	352	322	617
Provision for credit losses	2,939	1,282	910
Amortization of deferred financing costs	207	137	128
Changes in operating assets and liabilities:
Accounts receivable	(13)	58	14
Other assets	223	245	(180)
Accounts payable and accrued expenses and other liabilities	(427)	459	(102)
Due to affiliates, net	3,920	656	2,195

Net cash provided by operating activities	5,174	1,832	3,226

Cash flows from investing activities:
Purchases of leases and loans	(53,615)	(61,491)	(45,517)
Proceeds from leases and loans	48,659	49,057	38,316
Proceeds from sale of leases to third parties	7,515	—	—
Security deposits returned, net of collected	(681)	(565)	824

Net cash provided by (used in) investing activities	1,878	(12,999)	(6,377)

Cash flows from financing activities:
Borrowings of bank debt	48,121	58,926	42,650
Repayment of bank debt	(54,366)	(43,988)	(37,613)
Decrease (increase) in restricted cash	641	(5,374)	596
Increase in deferred financing costs	(6)	(588)	(3)
Redemption of limited partner units	(3)	—	—
Partners’ distributions	(1,737)	(1,534)	(1,387)

Net cash (used in) provided by financing activities	(7,350)	7,442	4,243

(Decrease) increase in cash	(298)	(3,725)	1,092
Cash, beginning of year	573	4,298	3,206

Cash, end of year	$275	$573	$4,298

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2008
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
          Lease Equity Appreciation Fund I, L.P. (the “Fund”) is a Delaware limited partnership formed on January 31, 2002 by its General Partner, LEAF Financial Corporation (the “General Partner”). LEAF Financial Corporation is a majority owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise, to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. As of August 15, 2004, the date the Fund’s offering period terminated, the Fund had raised $17.1 million through the sale of 171,746 of its limited partner units.
          The Fund acquires diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquires existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.
          As of December 31, 2008 and 2007, in addition to its 1% General Partner interest, LEAF Financial Corporation also held a 5% limited partner interest in the Fund.
          The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of approximately two years, during which the Fund’s leases and secured loans will either mature or be sold and the Fund will liquidate its other assets. The Fund’s five-year reinvestment period ends later this year, and the Fund expects to enter the two-year maturity period prior to December 31, 2009. The Fund will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
          Certain reclassifications have been made to the 2007 Consolidated Financial Statements to conform to the 2008 presentation, including:
•	Security Deposits and Investment in Operating Leases, Net have been reclassified to be included with Investments in Leases and Loans, Net;

•	Due from Lockbox has been reclassified to be included in Restricted Cash; and

•	Deferred Financing Costs, Net, have been reported separately from Other Assets.
          The reclassification of these items had no impact on net income.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
          Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
          Interest rate swaps are recorded at fair value based on a value determined by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Restricted Cash
          Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $1.1 million of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as Restricted Cash on the Consolidated Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
Concentration of Credit Risk
          Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2008, the Fund had deposits at three banks totaling $7.8 million of which $7.1 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
          As of December 31, 2008 and 2007, 11% and 15%, respectively, of the Fund’s leases and loans were located in California.
Revenue Recognition
          The Fund’s investment in financing assets consists of direct financing leases, loans and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” and its various amendments and interpretations.
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
          Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment for the years ended December 31, 2008, 2007 and 2006.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Revenue Recognition — (Continued)
          Loans. For term loans, the investment in loans consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.
          The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2008 and 2007, the Fund had $4.1 million and $1.4 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.
Transfers of Financial Assets
          In connection with establishing its revolving line of credit with WestLB AG, the Fund formed a bankruptcy remote special purpose entity through which the financing is arranged. Under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Fund’s transfer of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.
          The Fund may sell leases to third parties. Under SFAS 140, leases are accounted for as sold when control of the lease is surrendered. Control over the leases are deemed surrendered when (1) the leases have been isolated from the Fund, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Fund does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Fund to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases. In connection with these sales, the Fund’s General Partner, the servicer of the leases prior to the sale, may continue to service the leases for the third party in exchange for “adequate compensation” as defined under SFAS 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140”. The Fund accrues liabilities for obligations associated with leases and loans sold which the Fund may be required to repurchase due to breaches of representations and warranties and early payment defaults. The Fund periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. To obtain fair values, the Fund generally estimates fair value based on the present value of future cash flows estimated using management’s best estimates of key assumptions, including credit losses and discount rates commensurate with the risks involved. As these estimates are influenced by factors outside the Fund’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded. The provision for repurchases is recorded as a component of gains on sales of leases and loans. See Note 5.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Derivative Instruments
          The Fund’s policies permit it to enter into derivative contracts, including interest rate swaps, to add stability to its financing costs and to manage its exposure to interest rate movements or other identified risks. The Fund has designed these transactions as cash flow hedges. The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they continue to qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS 133 requires that the Fund recognize all derivatives on the balance sheet at fair value. The Fund records changes in the estimated fair value of the derivative in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
Income Taxes
          Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.
Comprehensive Income (Loss)
          Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Fund only include unrealized changes in the fair value of hedging derivatives.
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
Net Income (Loss) Per Limited Partner Unit
          Net income (loss) per limited partner unit is computed by dividing net income (loss) allocated to limited partners by the weighted average number of limited partner units outstanding during the period. The weighted average number of limited partner units outstanding during the period is computed based on the number of limited partner units issued during the period weighted for the days outstanding during the period.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Newly Adopted Accounting Principles
          Effective January 1, 2008 the Fund adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The provisions of SFAS 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. The adoption of SFAS 157 did not have a material impact on the consolidated earnings, financial position or cash flows of the Fund. However, it did result in additional disclosures as presented in Note 9 to the Consolidated Financial Statements.
          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption was required for fiscal years beginning after November 15, 2007. At this time, the Fund has elected to not report any assets and liabilities using the fair value option under SFAS 159.
          In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46-R”). FSP SFAS 140-4 and FIN 46-R amends FASB SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46-R to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about the VIE. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a SPE that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46-R are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying SPEs. The Fund has adopted this pronouncement as of October 1, 2008.
Accounting Standards Not Yet Adopted
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION
          During the years ended December 31, 2008, 2007 and 2006, the Fund paid cash for interest of $5.5 million, $4.7 million and $4.4 million, respectively.
NOTE 4 — INVESTMENT IN LEASES AND LOANS
          The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2008	2007
Direct financing leases(a)	$77,652	$78,825
Loans(b)	18,769	20,657
Operating leases	1,173	706

	97,594	100,188
Allowance for credit losses	(1,750)	(600)

	$95,844	$99,588

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.

(b)	The interest rates on loans generally range from 7% to 13%.
          The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2008		2007
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$88,805	$22,787	$92,388	$25,048
Unearned income	(11,053)	(3,347)	(12,752)	(4,008)
Residuals, net of unearned residual income(a)	1,257	—	873	—
Security deposits	(1,357)	(671)	(1,684)	(383)

	$77,652	$18,769	$78,825	$20,657

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 4 — INVESTMENT IN LEASES AND LOANS — (Continued)
          The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2008	2007
Equipment	$2,003	$1,422
Accumulated depreciation	(821)	(702)
Security deposits	(9)	(14)

	$1,173	$706

          The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Years Ended December 31,
	2008	2007	2006
Allowance for credit losses, beginning of year	$600	$431	$405
Provision for credit losses	2,939	1,282	910
Charge-offs	(2,023)	(1,301)	(916)
Recoveries	234	188	32

Allowance for credit losses, end of year	$1,750	$600	$431

          At December 31, 2008, the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans and operating leases for each of the five succeeding annual periods ending December 31 and thereafter, are as follows (in thousands):

	Direct		Operating
	Financing Leases	Loans	Leases(a)	Total
2009	$37,142	$8,941	$456	$46,539
2010	24,150	6,198	331	30,679
2011	15,071	3,700	167	18,938
2012	8,516	2,393	40	10,949
2013	1,308	819	7	2,134
Thereafter	2,618	736	—	3,354

	$88,805	$22,787	$1,001	$112,593

(a)	Operating lease amounts shown are net of residual value, if any, at the end of the lease term.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 5 - SALES OF LEASES AND LOANS
          During the year ended December 31, 2008, the Fund sold leases and loans to third parties. For the year ended December 31, 2008, the Fund received total net proceeds of $7.5 million on sales of leases and loans and recorded gains totaling $389,000 which is included in “Gains on Sales of Equipment and Lease Dispositions, Net,” on the Consolidated Statements of Operations.
          In connection with one sale completed during the year, the Fund agreed to repurchase delinquent leases, subject to a cap, as defined in the sale agreement (the “Repurchase Liability”). The maximum amount of delinquent leases that the Fund would have to buy under the Repurchase Liability is $142,000 based on total proceeds received of $1.9 million. With the exception of the Repurchase Liability, the third parties have limited recourse to the Fund for failure of the debtors to pay when due. As of December 31, 2008, the Fund had purchased $30,000 under the Repurchase Liability obligation. The Fund’s remaining purchase obligation under the Repurchase Liability as of December 31, 2008 is $112,000.
          The Fund is exposed to potential future loss under the Repurchase Liability to the extent leases it repurchases become uncollectible. The Fund estimated this potential loss using the following key assumptions: weighted average life of the portfolio, expected rate of delinquent leases subject to repurchase and the discount rate. The cash flows were estimated based on management’s estimate of the loss curve based on historical experience with other portfolios it manages. Based on these assumptions, the fair value of the loss under the Repurchase Liability was estimated at $28,000, which was recorded as a liability and reduced the gain on the respective sale.
NOTE 6 — DEFERRED FINANCING COSTS
          As of December 31, 2008 and 2007, deferred financing costs include $701,000 and $902,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of December 31, 2008 and 2007 was $449,000 and $419,000, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31 and thereafter is as follows (in thousands):

2009	$177
2010	177
2011	177
2012	59
2013	59
Thereafter	52

$701

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 7 — BANK DEBT
          The Fund’s bank debt consists of the following (in thousands):

	December 31,
	2008	2007
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $110 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements, terminating at various dates ranging from February 2010 to June 2015. The interest rate swap agreements fix the interest rate on this facility at 5.32% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans collateralizing the line of credit. The line expires January 31, 2011. If the WestLB facility is not extended at the time of renewal, the Fund would not be required to make full repayment at the time of renewal. Rather, the Fund would continue to repay the outstanding debt under its original terms. As of December 31, 2008, $92.1 million of leases and loans and $6.3 million of restricted cash were pledged as collateral under this facility
	$91,057	$95,571

OFC Capital, a division of ALFA Financial Corporation, collateralized by specific lease receivables equal to 93% of the aggregate payments due under the related equipment lease or equipment finance transaction, discounted at an interest rate of 6.9%, funded subject to a credit reserve of 3% of the loan amount. The loan is repayable as payments are made under the leases or equipment financing transactions collateralizing the loan, with a final maturity date of February 15, 2009. The loan was fully satisfied in December 2008	—	1,731

Total outstanding debt	$91,057	$97,302

          The Fund is subject to certain financial covenants related to its debt facility. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure the Fund’s equity adjusted for intangibles and amounts due to the Fund’s General Partner. The maximum leverage covenants restrict the amount the Fund can borrow based on a ratio of the Fund’s total debt compared to its net worth. The portfolio performance covenants provide that the Fund would be in default if a percentage of the Fund’s portfolio of leases and loans are delinquent in payment beyond acceptable grace periods.
          In addition, the Fund’s debt facility includes financial covenants covering affiliated entities responsible for servicing its portfolio. These covenants exist to provide the lender with information about the financial viability of the entities that service the Fund’s portfolio. These entities include the Fund’s General Partner and certain other affiliates involved in the sourcing and servicing of the Fund’s portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to the Fund, and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of the Fund’s General Partner’s managed entities.
          As of December 31, 2008, the Fund is in compliance with all such covenants under its debt agreement. In March 2009, the Fund amended its line of credit with WestLB to cease additional borrowings under its line of credit and accelerate the pay down of the line in exchange for removal of certain covenants. By doing so, the Fund also avoided amendment fees.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 7 — BANK DEBT — (Continued)
          Debt repayments. Annual principal payments on the Fund’s aggregate borrowings over the next five years ended December 31 and thereafter, are as follows (in thousands):

2009	$36,408
2010	25,127
2011	16,013
2012	9,442
2013	2,536
Thereafter	1,531

$91,057

NOTE 8 — DERIVATIVE INSTRUMENTS
          The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise which in turn will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.
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
          At December 31, 2008 and 2007, the notional amounts of the 45 interest rate swaps were $86.2 million and $89.7 million, respectively. For the years ended December 31, 2008, 2007 and 2006, the Fund had unrealized losses of $2.7 million, $1.6 million and $266,000 on these interest rate swaps, respectively. These amounts are included in accumulated other comprehensive income (loss). The Fund recognized no gain or loss during the years ended December 31, 2008, 2007 and 2006 for hedge ineffectiveness. Assuming market rates remain constant with the rates as of December 31, 2008, $2.2 million of the $3.9 million in accumulated other comprehensive loss is expected to be recognized as a reduction in earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 9 — FAIR VALUE MEASUREMENT
          For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.
          It is not practicable for the Fund to estimate the fair value of the Fund’s loans. They comprise of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.
          Effective January 1, 2008 the Fund adopted SFAS 157, which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
•	Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
          As discussed in Note 8, the Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 9 — FAIR VALUE MEASUREMENT — (Continued)
          Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2008 (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps	$—	$3,858	$—	$3,858
NOTE 10 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES
          The Fund relies on the General Partner and its affiliates to manage its operations and will pay the General Partner or its affiliates’ fees to manage the fund.
          The Fund acquires existing portfolios of equipment from its General Partner. The General Partner receives an acquisition fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is up to 2% of the purchase price paid for the equipment and portfolios of equipment subject to existing equipment financing.
          The General Partner receives a subordinated annual asset management fee of 3% of gross rental payments for operating leases, as defined in the Partnership Agreement, or 2% of gross rental payments for full payout leases, as defined in the Partnership Agreement. During the Fund’s five-year investment period, the management fee will be subordinated to the payment of a cumulative annual distribution to the Fund’s limited partners equal to 10% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Prior to July 2007, limited partner’s distribution rate was 8% of their capital contributions.
          The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
          The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment of a cumulative 10% annual return to the limited partners on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the years ended December 31, 2008, 2007 and 2006.
          The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment if the re-lease is not with the original lessee or its affiliates. No re-lease commissions were paid during the years ended December 31, 2008, 2007 and 2006.
          The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2008	2007	2006
Acquisition fees	$1,031	$1,101	$697
Management fees	1,309	1,200	1,064
Reimbursed administrative expenses	1,102	479	565

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 10 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES — (Continued)
Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
          The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or operations.
NOTE 12 — SUBSEQUENT EVENTS
          As discussed in Note 7, the Fund amended its credit agreement with WestLB in March 2009.
          The Fund will reduce its distribution rate to 4% annualized effective in April 2009.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management’s Report on Internal Control over Financial Reporting
          Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.
          This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
          There has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     None

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          Our General Partner manages our activities. Although our limited partners have limited voting rights under our partnership agreement, they do not directly or indirectly participate in our management or operations or have actual or apparent authority to enter into contracts on our behalf or to otherwise bind us. Our General Partner will be liable, as General Partner, for all of our debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by it are specifically with recourse only to our assets. Whenever possible, our General Partner intends to make any of our indebtedness or other obligations with recourse only to our assets.
          As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operation. Rather, our General Partner’s personnel manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of our General Partner and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.
          The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	56	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	49	President, Chief Operating Officer, Secretary and Director
Jonathan Z. Cohen	38	Director
Alan D. Schreiber, M.D.	67	Director
Linda Richardson	61	Director
Jeffrey F. Brotman	45	Director
Robert K. Moskovitz	52	Chief Financial Officer and Treasurer
David H. English	58	Executive Vice President and Chief Investment Officer
Daniel G. Courtney	46	Executive Vice President — Investment Programs
Robert J. Hunter	44	Executive Vice President and Chief Marketing Officer
Tonya L. Zweier	38	Chief Accounting Officer
Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001. Mr. DeMent has also served as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President — Equipment Leasing of Resource Capital Corp. since March 2005. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves on the Executive Committee of the Board of Directors of the Equipment Leasing and Finance Association.
Miles Herman has been President, Chief Operating Officer, and a Director of LEAF Financial since January 2002, and Secretary of LEAF Financial since March 2008. Mr. Herman also serves as President, Chief Operating Officer and as a Director of LEAF Asset Management since 2006 and Secretary since March 2008, and as Senior Vice President and a Director of LEAF Funding since January 2004. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989. Mr. Herman holds a Bachelor of Science degree from Villanova University.

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust managed by us) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999, Vice Chairman and a Director of Atlas America, Inc. since its formation in 2000, Vice Chairman of Atlas Pipeline Holdings GP, LLC since its formation in 2006 and Vice Chairman of Atlas Energy Resources, LLC (a publicly-traded energy company) since its formation in 2006.
Alan D. Schreiber, M.D. has been a director of LEAF Financial since April 2003. Dr. Schreiber has been a Professor of Medicine since 1984 and the Assistant Dean for Research since 1994, at the University of Pennsylvania School of Medicine. In addition, Dr. Schreiber has been Scientific Founder and Chairman of the Scientific Advisory Board of InKine Pharmaceutical Co. Inc. for five years. Before that, he had been Scientific Founder and Chief Scientific Officer at CorBec Pharmaceutical Co., Inc. for four years, and Founder and Scientific Chairman of ZaBeCor Pharmaceutical Co., LLC for one year. Dr. Schreiber was also a member of the Resource America, Inc. Board of Directors from December 1994 to April 2003.
Linda Richardson has been a Director of LEAF Financial since August 2002. Ms. Richardson has also been the President and Chief Executive Officer of The Richardson Group, a sales consulting company, since 1978 and a faculty member of the Wharton School, University of Pennsylvania since 1988.
Jeffrey F. Brotman has been a Director of LEAF Financial since April 2008. Mr. Brotman has also been Executive Vice President of Resource America since June 2007. Mr. Brotman was a co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and was affiliated with the firm from 1992 until June 2007, serving as its managing partner from 1995 until March 2006. Mr. Brotman is also a non-active Certified Public Accountant and an Adjunct Professor at the University of Pennsylvania Law School. Mr. Brotman was Chairman of the Board of Directors of TRM Corporation (a publicly-traded consumer services company) from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.
Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial since September 2004, Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer, Treasurer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006 and Chief Financial Officer and a Director of LEAF Funding since May 2004. He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touche (formerly Touche Ross & Co). Mr. Moskovitz is a Certified Public Accountant and holds a B.S. degree in Business Administration from Drexel University.
David H. English has been Executive Vice President and Chief Investment Officer of LEAF Financial since April 2003, as Assistant Secretary of LEAF Financial since June 2007. Mr. English also serves as Executive Vice President and Chief Investment Officer of LEAF Asset Management since it was formed in August 2006, and as President and a Director of LEAF Funding since May 2003. From 1996 until joining LEAF Financial, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance’s Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division. Mr. English served in credit management positions with the Commercial Finance Division of General Electric Capital Corporation from 1990 to 1991 and with Equitable Life Leasing Corporation from 1985 through 1990. Mr. English began his career with Household Finance Corporation in 1974. Mr. English is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Mathematics.

Daniel G. Courtney has been Executive Vice President — Investment Programs of LEAF Financial and LEAF Asset Management since January 2008. Mr. Courtney was Senior Vice President — Investment Programs of LEAF Asset Management since it was formed in August 2006 until January 2008 and served as Senior Vice President — Investment Programs of LEAF Financial since October 2005 until January 2008. Mr. Courtney also is registered with Chadwick Securities, an affiliate of our general partner. Mr. Courtney was Senior Vice President with ATEL Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2005. From 1984 to 2003 Mr. Courtney served in sales and marketing management roles for various financial services firms and fund sponsors of real estate and equipment leasing programs. Mr. Courtney is a General Securities Principal, holds various FINRA securities licenses and received a B.S. degree in Business Administration from Southeast Missouri State University. Mr. Courtney is a member of the Investment Program Association (IPA) and serves as Chairman of the education committee. He is also a member of the Association of Investment Management Sales Executives (AIMSE) and has completed its Investment Management program at The Wharton School at the University of Pennsylvania.
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
Tonya L. Zweier has been Chief Accounting Officer of LEAF Financial since April 2008. She has over sixteen years of experience in various financial and accounting roles. Before joining LEAF Financial, Ms. Zweier was the Chief Financial Officer of Acsis, Inc. (a supply chain software and solutions provider) from 2006 to 2008. From 1996 to 2006, she served in variety of roles at Safeguard Scientifics, Inc. (a publicly-traded venture capital company focused on acquiring technology companies and accelerating their growth), most recently as Vice President and Corporate Controller. Prior to joining Safeguard, Ms. Zweier was a Manager in the audit practice of KPMG LLP. Ms. Zweier is a Certified Public Accountant and holds a B.S. degree in Accounting from York College of Pennsylvania.
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
ITEM 11 — EXECUTIVE COMPENSATION
          We do not have, nor do we expect to have, any employees as discussed in Item 10 — “Directors and Executive Officers of the Registrant.” Instead, our management and day-to-day activities are provided by the employees of our General Partner and its affiliates. No officer or director of our General Partner will receive any direct remuneration from us. Those persons will receive compensation solely from our General Partner or its affiliates other than us.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS
(a)	We had approximately 432 limited partners as of December 31, 2008.

(b)	In 2004, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2008, our General Partner owned 9,271, or 5%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          For the year ended December 31, 2008, we were charged management fees by our General Partner of $1.3 million. Our General Partner will continue to receive 2% or 3% of rental payments on full payout leases and equipment under operating leases, respectively, for management services performed on our behalf. This management fee is paid monthly only if and when the limited partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 10% per year on the aggregate amount paid for their units.
          Our General Partner may also receive up to 3% of the proceeds from the sale of our equipment for services and activities to be performed in connection with arranging for the sale of our equipment after the expiration of lease. The payment of this sales fee is deferred until the limited partners have received cash distributions equal to the purchase price of their units plus a 10% cumulative compounded priority return.
          Our General Partner applies distributable cash first at 1% to our General Partner and 99% to the limited partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in investments or, if our General Partner elects not to invest or reinvest such distributable cash, 1% to our General Partner and 99% to the limited partners. During the year ended December 31, 2008, our General Partner received cash distributions of $17,000. Our General Partner also holds a 5% limited partner interest in us and, as a limited partner, was paid cash distributions of $93,000 for the year ended December 31, 2008.
          Our General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. There were no organization and offering expenses reimbursed to our General Partner for the year ended December 31, 2008.
          Our General Partner received fees for acquiring our equipment of 2% of the purchase price we paid, including debt we incurred or assumed in connection with the acquisition. Fees for acquiring our equipment paid to our General Partner for the years ended December 31, 2008 were $1.0 million.
          For the year ended December 31, 2008, we reimbursed our General Partner and its affiliate’s administrative expenses of $1.1 million.
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

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for professional services rendered were $124,924 and $103,000 in the years ending December 31, 2008 and 2007, respectively.
          Audit-Related Fees. We did not incur fees in 2008 for other services not included above.
          Tax Fees. We did not incur fees in 2008 for other services not included above.
          All Other Fees. We did not incur fees in 2008 for other services not included above.
Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.
Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
          The financial statements required by this Item are set forth in Item 8 — “Financial Statements and Supplemental Data.”
2. Financial Statement Schedules
          No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

3. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)

3.2	Certificate of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (2)

10.1	Origination and Servicing Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund I, L.P. and LEAF Funding, Inc., dated April 4, 2003 (4)

10.2	Secured Loan Agreement dated as of December 31, 2004 among LEAF Fund I, LLC, LEAF Funding, Inc., Lease Equity Appreciation Fund I, L.P., LEAF Financial Corporation, U.S. Bank National Association, and WestLB, New York Branch (3)

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (6)

10.4	Third Amendment to WestLB AG , New York Branch, Secured Loan Agreement (7)

10.5	Fourth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)

10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)

10.7	Seventh Amendment WestLB AG, New York Branch, Secured Loan Agreement (9)

10.8	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 26, 2004 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 and by this reference incorporated herein.

(4)	Filed previously on Form 8-K, filed on September 19, 2003 and by this reference incorporated herein.

(5)	File previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P. Delaware Limited Partnership
	By:	LEAF Financial Corporation

March 26, 2009	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent Crit S. Dement	Chairman of the Board and Chief Executive Officer of the General Partner	March 26, 2009

/s/ Miles Herman Miles Herman	President, Chief Operating Officer and Director of the General Partner	March 26, 2009

/s/ Robert K. Moskovitz Robert K. Moskovitz	Chief Financial Officer and Treasurer of the General Partner	March 26, 2009

/s/ Tonya L. Zweier Tonya L. Zweier	Chief Accounting Officer of the General Partner	March 26, 2009

/s/ Jonathan Z. Cohen Jonathan Z. Cohen	Director of the General Partner	March 26, 2009

/s/ Alan D. Schreiber, M.D. Alan D. Schreiber, M.D.	Director of the General Partner	March 26, 2009

/s/ Linda Richardson Linda Richardson	Director of the General Partner	March 26, 2009

/s/ Jeffrey F. Brotman Jeffrey F. Brotman	Director of the General Partner	March 26, 2009