Form 10-Q
period 2009-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2009-05-15
CIK 1169083

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash	$449	$275
Restricted cash	5,056	7,367
Accounts receivable	24	31
Investment in leases and loans, net	88,773	95,844
Deferred financing costs, net	636	701
Other assets	238	217

	$95,176	$104,435

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$82,815	$91,057
Accounts payable and accrued expenses	223	219
Other liabilities	174	157
Derivative liabilities at fair value	3,338	3,858
Due to affiliates	7,789	7,590

Total liabilities	94,339	102,881

Commitments and contingencies

Partners’ Capital:
General partner	(106)	(94)
Limited partners	4,281	5,506
Accumulated other comprehensive loss	(3,338)	(3,858)

Total partners’ capital	837	1,554

	$95,176	$104,435

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(in thousands, except unit data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Interest on equipment financings	$2,098	$2,594
Rental income	137	61
Gains on sales of equipment and lease dispositions, net	142	179
Other	172	218

	2,549	3,052

Expenses:
Interest expense	1,196	1,469
Depreciation on operating leases	110	39
Provision for credit losses	1,040	467
Management fees to affiliate	293	321
Administrative expenses reimbursed to affiliate	327	195
General and administrative expenses	393	335

	3,359	2,826

Net (loss) income	$(810)	$226

Weighted average number of limited partner units outstanding during the period	171,696	171,746

Net (loss) income per weighted average limited partner unit	$(4.67)	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Partners’ Capital
For the Three Months Ended March 31, 2009
(in thousands, except unit data)
(unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Capital	Income (Loss)
Balance, January 1, 2009	$(94)	171,696	$5,506	$(3,858)	$1,554

Cash distributions	(4)	—	(423)	—	(427)
Net loss	(8)	—	(802)	—	(810)	$(810)
Unrealized gains on financial derivatives	—	—	—	520	520	520

Balance, March 31, 2009	$(106)	171,696	$4,281	$(3,338)	$837	$(290)

The accompanying notes are an integral part of this consolidated financial statement.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(810)	$226
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(142)	(179)
Depreciation	110	39
Provision for credit losses	1,040	467
Amortization of deferred financing costs	67	52
Changes in operating assets and liabilities
Accounts receivable	7	5
Other assets	(21)	140
Accounts payable and accrued expenses and other liabilities	21	(398)
Due to affiliates, net	199	2,341

Net cash provided by operating activities	471	2,693

Cash flows from investing activities:
Purchases of leases and loans	(3,646)	(16,925)
Proceeds from leases and loans	9,646	9,821
Security deposits collected, net of returns	63	(38)

Net cash provided by (used in) investing activities	6,063	(7,142)

Cash flows from financing activities:
Borrowings of bank debt	4,145	16,620
Repayment of bank debt	(12,387)	(12,656)
Decrease in restricted cash	2,311	657
Increase in deferred financing costs	(2)	—
Cash distributions to partners	(427)	(432)

Net cash (used in) provided by financing activities	(6,360)	4,189

Increase (decrease) in cash	174	(260)
Cash, beginning of period	275	573

Cash, end of period	$449	$313

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
March 31, 2009
(unaudited)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
     Lease Equity Appreciation Fund I, L.P. (the “Fund”) is a Delaware limited partnership formed on January 31, 2002, by its General Partner, LEAF Financial Corporation (the “General Partner”). The General Partner is a majority owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. As of August 15, 2004, the date the Fund’s offering period terminated, the Fund had raised $17.1 million through the sale of 171,746 of its limited partner units.
     The Fund acquires diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquires existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily an affiliate of its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.
     As of March 31, 2009, in addition to its 1% general partnership interest, the General Partner also held a 6% limited partnership interest in the Fund. The Fund is managed by the General Partner.
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
     The consolidated financial statements and notes thereto as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Newly Adopted Accounting Principles
     In March 2008, the Fund adopted Statement of Financial Accounting Standards (“SFAS”) 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities, which the Fund has included in Note 5. The adoption of SFAS 161 had no impact on the Fund’s consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 3 — INVESTMENT IN LEASES AND LOANS
     The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Direct financing leases	$72,682	$77,652
Loans	16,797	18,769
Operating leases	1,224	1,173

	90,703	97,594
Allowance for credit losses	(1,930)	(1,750)

	$88,773	$95,844

     The components of direct financing leases and loans are as follows (in thousands):

	March 31,		December 31,
	2009		2008
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$82,654	$20,151	$88,805	$22,787
Unearned income	(9,868)	(2,931)	(11,053)	(3,347)
Residuals, net of unearned residual income	1,406	—	1,257	—
Security deposits	(1,510)	(423)	(1,357)	(671)

	$72,682	$16,797	$77,652	$18,769

     The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Equipment	$2,115	$2,003
Accumulated depreciation	(886)	(821)
Security deposits	(5)	(9)

	$1,224	$1,173

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 3 — INVESTMENT IN LEASES AND LOANS— (Continued)
The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Allowance for credit losses, beginning of period	$1,750	$600
Provision for credit losses	1,040	467
Charge-offs	(877)	(582)
Recoveries	17	65

Allowance for credit losses, end of period	$1,930	$550

     The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of March 31, 2009 and December 31, 2008, the Fund had $4.4 million and $4.1 million, respectively, of leases and loans on non-accrual status.
NOTE 4 — BANK DEBT
     The Fund has a secured loan agreement with WestLB AG, New York Branch which is collateralized by specific lease receivables and related equipment. As of March 31, 2009, the outstanding balance under this financing arrangement was $82.8 million. Interest and principal are due as payments are received under the leases and loans, with any remaining balance due in March 2014. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates ranging from February 2010 to June 2015. As of March 31, 2009, $86 million of leases and loans and $4 million of restricted cash were pledged as collateral under this facility. As of March 31, 2009, the Fund is in compliance with all covenants under this agreement.
     Debt repayments. Annual principal payments on the Fund’s aggregate borrowings over the next five years ended March 31 and thereafter are as follows (in thousands):

2010	$33,704
2011	23,721
2012	14,366
2013	7,889
2014	3,135

$82,815

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS
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
     The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2009:

	Notional		Fair
	Amount	Balance Sheet Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	$77,058	Derivative liabilities at fair value	$3,338
		Accumulated other comprehensive loss	$(3,338)
     For the three months ended March 31, 2009 and 2008, the Fund had unrealized gains (losses) of $520,000 and $(1.8) million, respectively, on these interest rate swaps, which is included in accumulated other comprehensive income (loss). For the three months ended March 31, 2009 and 2008, the Fund recognized no gain or loss for hedge ineffectiveness. Assuming market rates remain constant with the rates as of March 31, 2009, $2.0 million of the $3.3 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 6 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES
     The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Acquisition fees	$77	$330
Management fees	293	321
Administrative expenses	327	195
     Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.
     Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% or 2% of gross rental payments for operating leases, or full payout leases, respectively, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.
     Administrative Fees. The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
     In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Liability”). Our maximum remaining Repurchase Liability at March 31, 2009 is $82,000.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in other documents filed with Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
Overview
     We are a Delaware limited partnership formed on January 31, 2002 by our General Partner, LEAF Financial Corporation (our “General Partner”). Our General Partner is a majority owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. As of August 15, 2004, the date our offering period terminated, we raised $17.1 million through the sale of 171,746 of our limited partner units.
     We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
     Our principal objective is to generate regular cash distributions to our limited partners.
     Our leases consist of direct financing and operating leases as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. These assets are classified as non-accrual.
     As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers.

Finance Receivables and Asset Quality
     Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Investment in leases and loans, net	$88,773	$95,844

Number of contracts	10,600	12,700
Number of individual end users (a)	9,700	11,600
Average original equipment cost	$18.7	$15.7
Average initial term (in months)	51	53

States accounting for more than 10% of lease and loan portfolio:
California	12%	11%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial equipment	22%	23%
Medical equipment	19%	19%
Office equipment	14%	13%
Water purification	11%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	47%	47%
Retail trade	13%	13%
Manufacturing	10%	10%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on original cost of the equipment.
     As of March 31, 2009, the average original equipment cost increased as compared to December 31, 2008 as a result of an increase in the average original equipment cost of leases acquired from our General Partner in 2009.
     We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2009 and December 31, 2008, our outstanding debt was $82.8 million and $91.1 million, respectively.

     The performance of our lease portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

					As of and for
	As of and for the				the
	Three Months Ended March 31,				Year Ended
			Change		December 31,
	2009	2008	$	%	2008
Investment in direct financing leases and loans before allowance for credit losses	$89,479	$108,757	$(19,278)	(18)%	$96,421
Weighted average investment in direct financing leases and loans before allowance for credit losses	93,074	105,094	(12,020)	(11)%	105,908
Allowance for credit losses	1,930	550	1,380	251%	1,750
Non-performing assets	4,415	2,750	1,665	61%	4,142
Charge-offs, net of recoveries	$860	$517	$343	66%	$1,789
As a percentage of finance receivables:
Allowance for credit losses	2.16%	0.51%			1.81%
Non-performing assets	4.93%	2.53%			4.30%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	0.92%	0.49%			1.69%
     We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, has responded to the current economic recession by increasing the number of employees in its collection department and it has implemented earlier intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid-size businesses we have been able to increase our credit standards without reducing the rate we charge on our leases and loans.
     Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.
     The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition our non-performing assets have increased due to the increase in customers who are more than ninety days delinquent at March 31, 2009, compared to March 31, 2008.

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
     Our net charge-offs increased in the three months ended March 31, 2009 compared to 2008 due to the growth in size and the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets, the accrued repurchase liability and for the fair value and effectiveness of interest rate swaps. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
Results of Operations
Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008
     The following summarizes our results of operations for the three months ended March 31, 2009 and the three months ended March 31, 2008 (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings and loans	$2,098	$2,594	$(496)	(19)%
Rental income	137	61	76	125%
Gains on sales of equipment and lease dispositions, net	142	179	(37)	(21)%
Other	172	218	(46)	(21)%

	2,549	3,052	(503)	(16)%

Expenses:
Interest expense	1,196	1,469	(273)	(19)%
Depreciation on operating leases	110	39	71	182%
Provision for credit losses	1,040	467	573	123%
Management fees to affiliate	293	321	(28)	(9)%
Administrative expenses reimbursed to affiliate	327	195	132	68%
General and administrative expenses	393	335	58	17%

	3,359	2,826	533	19%

Net (loss) income	$(810)	$226	$(1,036)	(458)%

     The decrease in total revenues was primarily attributable to the following:
•	a decrease in interest income due to a decrease in our weighted average net investment in financing assets which decreased to $93.1 million for the three months ended March 31, 2009 as compared to $105.1 million for the three months ended March 31, 2008, a decrease of $12.0 million (11%). This decrease was offset by the increased yields on leases acquired in 2008 due to an increase in the rates we were able to charge as a result of the current scarcity of credit available to small and mid-size businesses.
     The increase in total expenses was primarily attributable to the following:
•	an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, resulting in an increase in non-performing assets as a percentage of finance receivables to 4.93% as of March 31, 2009 as compared to 4.30% as of December 31, 2008 and 2.53% at March 31, 2008.

•	an increase in administrative expenses reimbursed to affiliate due to the hiring of additional collection personnel by our General Partner to attempt to control the impact of delinquencies resulting from the economic recession in the United States.

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases since March 31, 2008.
     These increases were partially offset by:
•	a decrease in interest due to a decrease in average debt outstanding. Weighted average borrowings decreased to $88.0 million for the 2009 period compared to $100.8 million for the 2008 period, a decrease of $12.8 million (15%). Borrowings for the 2009 and 2008 periods were at an effective interest rate of 5.4% and 5.8%, respectively.

•	a decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.
     The net (loss) income per limited partner unit, after the net (loss) income allocated to our General Partner for the three months ended March 31, 2009 and 2008 was $(4.67) and $1.30, respectively, based on a weighted average number of limited partner units outstanding of 171,696 and 171,746, respectively.
Liquidity and Capital Resources
     Our major sources of liquidity are obtained by the collection of lease payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service and distributions to partners. We plan to meet our cash requirements through cash generated from operations.
     The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by operating activities	$471	$2,693
Net cash provided by (used in) investing activities	6,063	(7,142)
Net cash (used in) provided by financing activities	(6,360)	4,189

Increase (decrease) in cash	$174	$(260)

     Cash increased by $174,000 which was primarily due to a net debt repayment of $2.2 million (net of purchases of and proceeds from leases and loans of $6.0 million) and distributions to our partners of $427,000, partially offset by an increase in restricted cash of $2.3 million and amounts due to affiliate of $200,000.
     We are expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of approximately two years, during which our leases and secured loans will either mature or be sold and we will liquidate our other assets. Our five-year reinvestment period ends later this year, and we expect to enter the two-year maturity period prior to December 31, 2009.

     Partners’ distributions paid for the three months ended March 31, 2009 and 2008 were $427,000 and $432,000, respectively. Effective April 2009, our annual distribution to limited partners will be reduced to 4% (In July 2007, the limited partners monthly distribution was increased to 10% of invested capital. The limited partners’ distribution rate was 8% prior to July 2007.) However, there can be no assurance we will continue to make distributions at this rate.
     As of March 31, 2009, $82.8 million was outstanding under our credit facility with West LB. This facility is secured by the pledging of eligible leases and loans. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.31% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans, with any remaining balance due in March 2014. As of March 31, 2009, we are in compliance with all covenants this agreement.
     As of April 2009, our General Partner has agreed to defer payment of asset management fees charged subsequent to March 31, 2009 until we liquidate our assets, and we have reduced the annual distribution rate to partners to 4.0% effective in April 2009. The cash savings from these measures is expected to be used to pay down our liabilities. As expected, we will enter our liquidation phase later this year.
     As discussed above, our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2009, our credit evaluation indicated a need for an allowance for credit losses of $1.9 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.
Contractual Obligations and Commercial Commitments
     The following table sets forth our obligations and commitments as of March 31, 2009 (in thousands):

		Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Bank debt (1)	$82,815	$33,704	$38,087	$11,024	$—

(1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments, such as interest rate swaps, which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2009: Less than 1 year: $3.5 million; 1-3 years: $2.9 million; 4-5 years: $470,000; and after 5 years: $11,000. The fair value of the swap liability as of March 31, 2009 is $3.3 million.
     The above table does not include expected payments related to the Repurchase Liability (defined below) as of March 31, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum remaining Repurchase Liability at March 31, 2009 is $82,000.

Legal Proceedings
     We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At March 31, 2009, our outstanding debt totaled $82.8 million which consisted of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 5.3%, for the WestLB, debt facility. At March 31, 2009, the notional amounts of the 45 interest rate swaps were $77.0 million. The interest rate swap agreements terminate on various dates ranging from February 2010 to June 2015.
     The following sensitivity analysis table shows, at March 31, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates		Interest rates
	fall 100 basis		rise 100 basis
	points	Unchanged	points
Hedging instruments
Fair value	$(4,702)	$(3,338)	$(2,396)
Change in fair value	$(1,364)	—	$942
Change as a percent of fair value	(41)%	—	28%
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

ITEM 4 — CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 — EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)

3. 2	Certificate of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as Appendix A to our post effective Amendment No. 3 to our Registration Statement on Form S-1 filed on January 26, 2004 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002 and by this reference incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P

By: LEAF Financial Corporation, its General Partner

May 15, 2009	/s/ Crit DeMent CRIT DEMENT Chairman and Chief Executive Officer

May 15, 2009	/s/ Robert K. Moskovitz

ROBERT K. MOSKOVITZ
Chief Financial Officer

May 15, 2009	/s/ Tonya L. Zweier

TONYA L. ZWEIER
Chief Accounting Officer