Form 10-Q
period 2009-06-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2009-08-13
CIK 1169083

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

LEASE EQUITY APPRECIATION FUND I, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$142	$275
Restricted cash	4,703	7,367
Accounts receivable	22	31
Investment in leases and loans, net	78,924	95,844
Deferred financing costs, net	535	701
Other assets	274	217

	$84,600	$104,435

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$72,424	$91,057
Accounts payable and accrued expenses	193	219
Other liabilities	136	157
Derivative liabilities at fair value	2,632	3,858
Due to affiliates	7,927	7,590

Total liabilities	83,312	102,881

Commitments and contingencies

Partners’ Capital:
General partner	(109)	(94)
Limited partners	4,029	5,506
Accumulated other comprehensive loss	(2,632)	(3,858)

Total partners’ capital	1,288	1,554

	$84,600	$104,435

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statements of Operations

(in thousands, except unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Interest on equipment financings	$1,752	$2,316	$3,850	$4,910
Rental income	134	84	271	145
Gains on sales of equipment and lease dispositions, net	149	582	291	761
Other	162	172	334	390

	2,197	3,154	4,746	6,206

Expenses:
Interest expense	1,078	1,408	2,274	2,877
Depreciation on operating leases	107	57	217	96
Provision for credit losses	55	646	1,095	1,113
General and administrative expenses	374	315	767	650
Administrative expenses reimbursed to affiliate	299	262	626	457
Management fees to affiliate	276	314	569	635

	2,189	3,002	5,548	5,828

Net income (loss)	$8	$152	$(802)	$378

Weighted average number of limited partner units outstanding during the period	171,696	171,711	171,696	171,728

Net income (loss) per weighted average limited partner unit	$0.05	$0.88	$(4.62)	$2.18

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statement of Changes in Partners’ Capital

For the Six Months Ended June 30, 2009

(in thousands, except unit data)

(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Capital	Income (Loss)
Balance, January 1, 2009	$ (94)	171,696	$5,506	$(3,858)	$1,554
Cash distributions	(7)	—	(683)	—	(690)
Net loss	(8)	—	(794)	—	(802)	$(802)
Unrealized gains on financial derivatives	—	—	—	1,226	1,226	1,226

Balance, June 30, 2009	$ (109)	171,696	$4,029	$(2,632)	$1,288	$424

The accompanying notes are an integral part of this consolidated financial statement.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(802)	$378
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(291)	(761)
Depreciation	217	96
Provision for credit losses	1,095	1,113
Amortization of deferred financing costs	168	106
Changes in operating assets and liabilities
Accounts receivable	9	(18)
Other assets	(57)	190
Accounts payable and accrued expenses and other liabilities	(47)	(400)
Due to affiliates, net	337	2,594

Net cash provided by operating activities	629	3,298

Cash flows from investing activities:
Purchases of leases and loans	(3,651)	(38,493)
Proceeds from leases and loans	19,571	24,643
Proceeds from sale of leases to third parties	—	5,625
Security deposits returned, net of collections	(21)	456

Net cash provided by (used in) investing activities	15,899	(7,769)

Cash flows from financing activities:
Borrowings of bank debt	4,145	34,398
Repayment of bank debt	(22,778)	(30,184)
Decrease in restricted cash	2,664	1,122
Increase in deferred financing costs	(2)	—
Cash distributions to partners	(690)	(869)
Redemption of limited partner units	—	(3)

Net cash (used in) provided by financing activities	(16,661)	4,464

Decrease in cash	(133)	(7)
Cash, beginning of period	275	573

Cash, end of period	$142	$566

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements

June 30, 2009

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

As of June 30, 2009, in addition to its 1% general partnership interest, the General Partner also invested $805,000 for a 6% limited partnership interest in the Fund. The Fund is managed by the General Partner.

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

The consolidated financial statements and notes thereto as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the six months ended June 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Newly Adopted Accounting Principles

In March 2008, the Fund adopted Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities, which the Fund has included in Note 5. The adoption of SFAS 161 had no impact on the Fund’s consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Newly Adopted Accounting Principles – (Continued)

In April 2009, the FASB issued SFAS 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Fund adopted SFAS 165 for the quarter ended June 30, 2009.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amend SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Fund’s financial position or results of operations.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Direct financing leases	$64,787	$77,652
Loans	14,831	18,769
Operating leases	1,086	1,173

	80,704	97,594
Allowance for credit losses	(1,780)	(1,750)

	$78,924	$95,844

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Leases	Loans	Leases	Loans
Total future minimum payments	$72,524	$17,645	$87,984	$22,436
Unearned income	(8,501)	(2,551)	(11,053)	(3,342)
Residuals, net of unearned residual income	1,366	—	1,257	—
Security deposits	(602)	(263)	(536)	(325)

	$64,787	$14,831	$77,652	$18,769

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS – (Continued)

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Equipment	$1,935	$2,003
Accumulated depreciation	(845)	(821)
Security deposits	(4)	(9)

	$1,086	$1,173

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allowance for credit losses, beginning of period	$1,930	$550	$1,750	$600
Provision for credit losses	55	645	1,095	1,113
Charge-offs	(234)	(645)	(1,111)	(1,228)
Recoveries	29	—	46	65

Allowance for credit losses, end of period	$1,780	$550	$1,780	$550

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”). As of June 30, 2009 and December 31, 2008, the Fund had $4.8 million and $4.1 million, respectively, of leases and loans on non-accrual status.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 4 – BANK DEBT

The Fund has a secured term loan agreement with WestLB AG, New York Branch which is collateralized by specific lease receivables and related equipment. As of June 30, 2009, the outstanding balance under this financing arrangement was $72.4 million. Interest and principal are due as payments are received under the leases and loans, with any remaining balance due in March 2014. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates ranging from February 2010 to June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of June 30, 2009, $75.6 million of leases and loans and $3.9 million of restricted cash were pledged as collateral under this facility. As of June 30, 2009, the Fund is in compliance with all covenants under this agreement.

Debt repayments. Annual principal payments on the Fund’s aggregate borrowings over the next five years ended June 30 and thereafter are as follows (in thousands):

2010	$29,792
2011	21,292
2012	12,333
2013	6,332
2014	2,675

$72,424

NOTE 5 – DERIVATIVE INSTRUMENTS

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps which are designated as cash flow hedges. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in Accumulated Other Comprehensive Loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of June 30, 2009, the fair value of

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS – (Continued)

derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $2.7 million. As of June 30, 2009, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2009, it could have been required to settle its obligations under the agreements at their termination value of $2.7 million.

Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged forecasted transactions and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative is expected to provide a high degree of offset against changes in the value of the hedged forecasted transactions caused by changes in interest rate risk. The Fund measures the effectiveness of each cash flow hedge throughout the hedge period. Any hedge ineffectiveness on cash flow hedging relationships, as defined by U.S. GAAP, is recognized in the consolidated statements of operations.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2009:

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	$68,057	Derivative liabilities at fair value	$2,632

Derivatives designated as Cash Flow Hedging Relationships under SFAS 133	Amount of Gain or Loss Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
	June 30, 2009			June 30, 2009
Interest Rate Products	$1,414	$2,745	Interest expense	$(708)	$(1,519)

For the three and six months ended June 30, 2009 and 2008, the Fund recognized no gain or loss for hedge ineffectiveness. Assuming market rates remain constant with the rates as of June 30, 2009, $1.9 million of the $2.6 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 6 – FAIR VALUE MEASUREMENT

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

•	Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 – Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2009 (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps	$—	$ (2,632)	$—	$(2,632)

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 7 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Acquisition fees	$—	$391	$77	$721
Management fees	276	314	569	635
Administrative expenses	299	262	626	457

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

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Liability”). The Fund’s maximum remaining Repurchase Liability at June 30, 2009 is $78,000. The Fund has recorded a liability of $25,000 to reflect the estimate of losses it expects to incur on assets repurchased. This liability is included in “Other Liabilities” on the Consolidated Balance Sheets.

NOTE 9 – SUBSEQUENT EVENTS

The Fund has evaluated subsequent events through August 13, 2009, the date which these financial statements were issued and filed with the SEC, and determined that there have not been any events that have occurred that would require adjustments to or disclosure in the unaudited consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Investment in leases and loans, net	$78,924	$95,844
Number of contracts	10,100	12,700
Number of individual end users (a)	9,100	11,600
Average original equipment cost	$19.2	$15.7
Average initial term (in months)	51	53
States accounting for more than 10% of lease and loan portfolio:
California	11%	11%
Types of equipment accounting for 10% or more of lease and loan portfolio:
Industrial equipment	22%	23%
Medical equipment	19%	19%
Office equipment	14%	13%
Water purification	11%	11%
Types of businesses accounting for 10% or more of lease and loan portfolio:
Services	48%	47%
Retail trade	13%	13%
Manufacturing	9%	10%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on original cost of the equipment.

As of June 30, 2009, the average original equipment cost increased as compared to December 31, 2008 as a result of an increase in the average original equipment cost of leases acquired from our General Partner in 2009.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of June 30, 2009 and December 31, 2008, our outstanding debt was $72.4 million and $91.1 million, respectively.

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

	As of and for the Six Months Ended June 30,				As of and for the Year Ended
			Change		December 31,
	2009	2008	$	%	2008
Investment in direct financing leases and loans before allowance for credit losses	$79,618	$108,407	$(28,789)	(27)%	$96,421
Weighted average investment in direct financing leases and loans before allowance for credit losses	88,670	106,446	(17,776)	(17)%	105,908
Allowance for credit losses	1,780	550	1,230	224%	1,750
Non-performing assets	4,801	2,699	2,102	78%	4,142
Charge-offs, net of recoveries	$1,065	$1,163	$(98)	(8)%	$1,789
As a percentage of finance receivables:
Allowance for credit losses	2.24%	0.51%			1.81%
Non-performing assets	6.03%	2.49%			4.30%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.20%	1.09%			1.69%

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

The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition our non-performing assets have increased due to the increase in customers who are more than ninety days delinquent at June 30, 2009, compared to December 31, 2008 and June 30, 2008.

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

Our net charge-offs, as a percentage of weighted average finance receivables, increased in the six months ended June 30, 2009 compared to 2008 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

The following summarizes our results of operations for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	June 30,		Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$1,752	$2,316	$(564)	(24%)
Rental income	134	84	50	60%
Gains on sales of equipment and lease dispositions, net	149	582	(433)	(74%)
Other	162	172	(10)	(6%)

	2,197	3,154	(957)	(30%)

Expenses:
Interest expense	$1,078	$1,408	$(330)	(23%)
Depreciation on operating leases	107	57	50	88%
Provision for credit losses	55	646	(591)	(91%)
General and administrative expenses	374	315	59	19%
Administrative expenses reimbursed to affiliate	299	262	37	14%
Management fees to affiliate	276	314	(38)	(12%)

	2,189	3,002	(813)	(27%)

Net income	$8	$152	$(144)	(95%)

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings due to a decrease in our weighted average net investment in financing assets which decreased to $84.3 million for the three months ended June 30, 2009 as compared to $107.8 million for the three months ended June 30, 2008, a decrease of $23.5 million (22%). This decrease was offset by the increased yields on leases acquired in 2008 due to an increase in the rates we were able to charge as a result of the current scarcity of credit available to small and mid-size businesses. As expected, we will enter our liquidation phase later this year. As a result, we do not plan to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	a decrease in gains on sales of equipment and lease dispositions, net. Gains and losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest expense due to a decrease in average debt outstanding. Weighted average borrowings decreased to $78.0 million for the 2009 period compared to $100.3 million for the 2008 period, a decrease of $22.3 million (22%). Borrowings for the 2009 and 2008 periods were at an effective interest rate of 5.5% and 5.6%, respectively. Because we are entering our liquidation phase later this year, we amended our debt facility earlier this year such that it is now a term facility which is contractually repaid over time and we are not able to borrow additional amounts. As a result, our interest expense is expected to continue to decline.

•

a decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on migration analysis of past due payments and economic conditions. Our provision for credit losses has decreased due to the decrease in our portfolio.

•	a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

These decreases were partially offset by:

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases since June 30, 2008.

•

an increase in administrative expenses reimbursed to affiliate due to the hiring of additional collection personnel by our General Partner to attempt to control the impact of delinquencies resulting from the economic recession in the United States.

The net income per limited partner unit, after the net income allocated to our General Partner for the three months ended June 30, 2009 and 2008 was $0.05 and $0.88, respectively, based on a weighted average number of limited partner units outstanding of 171,696 and 171,711, respectively.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

The following summarizes our results of operations for the six months ended June 30, 2009 and 2008 (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$3,850	$4,910	$(1,060)	(22%)
Rental income	271	145	126	87%
Gains on sales of equipment and lease dispositions, net	291	761	(470)	(62%)
Other	334	390	(56)	(14%)

	4,746	6,206	(1,460)	(24%)

Expenses:
Interest expense	2,274	2,877	(603)	(21%)
Depreciation on operating leases	217	96	121	126%
Provision for credit losses	1,095	1,113	(18)	(2%)
General and administrative expenses	767	650	117	18%
Administrative expenses reimbursed to affiliate	626	457	169	37%
Management fees to affiliate	569	635	(66)	(10%)

	5,548	5,828	(280)	(5%)

Net (loss) income	$(802)	$378	$(1,180)	(312%)

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings due to a decrease in our weighted average net investment in financing assets which decreased to $88.7 million for the six months ended June 30, 2009 as compared to $106.4 million for the six months ended June 30, 2008, a decrease of $17.7 million (17%). As expected, we will enter our liquidation phase later this year. As a result, we do not plan to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	a decrease in gains on sales of equipment and lease dispositions, net. Gains and losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest due to a decrease in average debt outstanding. Weighted average borrowings decreased to $83.0 million for the 2009 period compared to $100.5 million for the 2008 period, a decrease of $17.5 million (17%). Borrowings for the 2009 and 2008 periods were at an effective interest rate of 5.5% and 5.7%, respectively. Because we are entering our liquidation phase later this year, we amended our debt facility earlier this year such that it is now a term facility which is contractually repaid over time and we are not able to borrow additional amounts. As a result, our interest expense is expected to continue to decline.

•	a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

These increases were partially offset by:

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases since June 30, 2008.

•

an increase in general and administrative expenses, principally related to increased legal costs associated with collection efforts. We expect the increase in legal costs will result in future recoveries of credit losses.

•

an increase in administrative expenses reimbursed to affiliate due to the hiring of additional collection personnel by our General Partner to attempt to control the impact of delinquencies resulting from the economic recession in the United States.

The net (loss) income per limited partner unit, after the net (loss) income allocated to our General Partner for the six months ended June 30, 2009 and 2008 was $(4.62) and $2.18, respectively, based on a weighted average number of limited partner units outstanding of 171,696 and 171,728, respectively.

Liquidity and Capital Resources

Our major sources of liquidity are obtained by the collection of lease payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service and distributions to partners. We plan to meet our cash requirements through cash generated from operations.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$629	$3,298
Net cash provided by (used in) investing activities	15,899	(7,769)
Net cash (used in) provided by financing activities	(16,661)	4,464

Decrease in cash	$(133)	$(7)

Cash decreased by $133,000 which was primarily due to a net debt repayment of $18.6 million (net of purchases of and proceeds from leases and loans of $15.9 million) and distributions to our partners of $690,000, partially offset by a decrease in restricted cash of $2.7 million and increased amounts due to affiliate of $337,000.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of approximately two years, during which our leases and secured loans will either mature or be sold and we will liquidate our other assets. Our five-year reinvestment period ends later this year, and we expect to enter the two-year liquidation period prior to December 31, 2009.

Partners’ distributions paid for the six months ended June 30, 2009 and 2008 were $690,000 and $869,000, respectively. Effective April 2009, our annual distribution to limited partners was reduced to 4%. (In July 2007, the limited partners monthly distribution was increased to 10% of invested capital. The limited partners’ distribution rate was 8% prior to July 2007.) However, there can be no assurance we will continue to make distributions at this rate.

As of June 30, 2009, $72.4 million was outstanding under our secured term credit facility with WestLB. This facility is secured by the pledging of eligible leases and loans. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.3% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans, with any remaining balance due in March 2014. As of June 30, 2009, we are in compliance with all covenants contained in this agreement.

As of April 2009, our General Partner has agreed to defer payment of asset management fees charged subsequent to June 30, 2009 until we liquidate our assets, and we have reduced the annual distribution rate to partners to 4.0% effective in April 2009. The cash savings from these measures is expected to be used to pay down our liabilities. As expected, we will enter our liquidation phase later this year.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At June 30, 2009, our credit evaluation indicated a need for an allowance for credit losses of $1.8 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of June 30, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$72,424	$29,792	$33,625	$9,007	$—

(1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments, such as interest rate swaps, which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2009: Less than 1 year: $3.1 million; 1-3 years: $2.5 million; 4-5 years: $381,000. The fair value of the swap liability as of June 30, 2009 is $2.6 million.

The above table does not include expected payments related to the Repurchase Liability (defined below) as of June 30, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum remaining Repurchase Liability at June 30, 2009 is $78,000.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At June 30, 2009, our outstanding debt totaled $72.4 million which consisted of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 5.3%, for the WestLB, debt facility. At June 30, 2009, the notional amounts of the 45 interest rate swaps were $68.0 million. The interest rate swap agreements terminate on various dates ranging from February 2010 to June 2015.

The following sensitivity analysis table shows, at June 30, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(3,725)	$(2,632)	$(1,833)
Change in fair value	$(1,092)		$799
Change as a percent of fair value	41%		30%

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

ITEM 4 – CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS

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

LEASE EQUITY APPRECIATION FUND I, L.P

By: LEAF Financial Corporation, its General Partner

August 13, 2009	/s/ Crit DeMent
CRIT DEMENT Chairman and Chief Executive Officer

August 13, 2009	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ Chief Financial Officer

August 13, 2009	/s/ Tonya L. Zweier
TONYA L. ZWEIER Chief Accounting Officer