Form 10-Q
period 2009-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2009-11-16
CIK 1169083

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

LEASE EQUITY APPRECIATION FUND I, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$171	$275
Restricted cash	4,301	7,367
Accounts receivable	26	31
Investment in leases and loans, net	68,497	95,844
Deferred financing costs, net	445	701
Other assets	243	217

	$73,683	$104,435

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$62,993	$91,057
Accounts payable and accrued expenses	186	219
Other liabilities	124	157
Derivative liabilities at fair value	2,435	3,858
Due to affiliates	7,811	7,590

Total liabilities	73,549	102,881

Commitments and contingencies

Partners’ Capital:
General partner	(123)	(94)
Limited partners	2,692	5,506
Accumulated other comprehensive loss	(2,435)	(3,858)

Total partners’ capital	134	1,554

	$73,683	$104,435

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Interest on equipment financings	$1,532	$2,297	$5,382	$7,207
Rental income	130	127	401	272
Gains on sales of equipment and lease dispositions, net	58	437	349	1,198
Other	183	231	517	621

	1,903	3,092	6,649	9,298

Expenses:
Interest expense	962	1,413	3,236	4,290
Depreciation on operating leases	105	155	322	251
Provision for credit losses	1,605	963	2,700	2,076
General and administrative expenses	341	391	1,108	1,041
Administrative expenses reimbursed to affiliate	244	333	870	790
Management fees (credits) to affiliate	(179)	315	390	950

	3,078	3,570	8,626	9,398

Net loss	$(1,175)	$(478)	$(1,977)	$(100)

Weighted average number of limited partner units outstanding during the period	171,696	171,696	171,696	171,718

Net loss per weighted average limited partner unit	$(6.78)	$(2.76)	$(11.40)	$(0.58)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statement of Changes in Partners’ Capital

Nine Months Ended September 30, 2009

(in thousands, except unit data)

(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Capital	(Loss) Income
Balance, January 1, 2009	$(94)	171,696	$5,506	$(3,858)	$1,554
Cash distributions	(9)	—	(857)	—	(866)
Net loss	(20)	—	(1,957)	—	(1,977)	$(1,977)
Unrealized gains on financial derivatives	—	—	—	1,423	1,423	1,423

Balance, September 30, 2009	$(123)	171,696	$2,692	$(2,435)	$134	$(554)

The accompanying notes are an integral part of this consolidated financial statement.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,977)	$(100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(349)	(1,198)
Depreciation on operating leases	322	251
Provision for credit losses	2,700	2,076
Amortization of deferred financing costs	258	159
Changes in operating assets and liabilities:
Accounts receivable	5	(17)
Other assets	(26)	151
Accounts payable and accrued expenses and other liabilities	(54)	(420)
Due to affiliates, net	221	3,426

Net cash provided by operating activities	1,100	4,328

Cash flows from investing activities:
Purchases of leases and loans	(3,657)	(49,255)
Proceeds from leases and loans	28,791	34,918
Proceeds from sale of leases to third parties	—	7,515
Security deposits returned, net of collections	(472)	1,071

Net cash provided by (used in) investing activities	24,662	(5,751)

Cash flows from financing activities:
Borrowings of bank debt	4,145	43,887
Repayment of bank debt	(32,209)	(42,259)
Decrease in restricted cash	3,066	740
Increase in deferred financing costs	(2)	—
Cash distributions to partners	(866)	(1,303)
Redemption of limited partner units	—	(3)

Net cash (used in) provided by financing activities	(25,866)	1,062

Decrease in cash	(104)	(361)
Cash, beginning of period	275	573

Cash, end of period	$171	$212

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements

September 30, 2009

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

As of September 30, 2009, in addition to its 1% general partnership interest, the General Partner also invested $805,000 for a 6% limited partnership interest in the Fund. The Fund is managed by the General Partner.

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of approximately two years, during which the Fund’s leases and secured loans will either mature or be sold and the Fund will liquidate its other assets. The Fund’s five-year reinvestment period has ended and the Fund entered the two-year maturity period in August 2009. The Fund will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

The consolidated financial statements and notes thereto as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the nine months ended September 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Newly Adopted Accounting Principles

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Fund adopted this guidance during the quarter ended June 30, 2009.

In April 2009, the FASB amended guidance relating to interim disclosures about fair value of financial instruments. The amended guidance requires disclosures about fair value of financial instruments in interim as well as in annual financial statements and requires those disclosures in summarized financial information at interim reporting periods. The adoption of the amended guidance had no impact on the Fund’s consolidated financial position or results of operations.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Direct financing leases	$56,397	$77,652
Loans	13,460	18,769
Operating leases	970	1,173

	70,827	97,594
Allowance for credit losses	(2,330)	(1,750)

	$68,497	$95,844

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Leases	Loans	Leases	Loans
Total future minimum payments	$65,303	$16,580	$87,984	$22,436
Unearned income	(7,239)	(2,306)	(11,053)	(3,342)
Residuals, net of unearned residual income	1,323	—	1,257	—
Security deposits	(2,990)	(814)	(536)	(325)

	$56,397	$13,460	$77,652	$18,769

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS – (Continued)

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Equipment	$1,870	$2,003
Accumulated depreciation	(897)	(821)
Security deposits	(3)	(9)

	$970	$1,173

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Allowance for credit losses, beginning of period	$1,780	$550	$1,750	$600
Provision for credit losses	1,605	963	2,700	2,076
Charge-offs	(1,097)	(295)	(2,208)	(1,523)
Recoveries	42	82	88	147

Allowance for credit losses, end of period	$2,330	$1,300	$2,330	$1,300

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”). As of September 30, 2009 and December 31, 2008, the Fund had $5.5 million and $4.1 million, respectively, of leases and loans on non-accrual status.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 4 – BANK DEBT

The Fund has a secured term loan agreement with WestLB AG, New York Branch which is collateralized by specific lease receivables and related equipment. As of September 30, 2009, the outstanding balance under this financing arrangement was $63.0 million. Interest and principal are due as payments are received under the leases and loans, with any remaining balance due in March 2014. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates ranging from February 2010 to June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of September 30, 2009, $66.5 million of leases and loans and $3.5 million of restricted cash were pledged as collateral under this facility. As of September 30, 2009, the Fund is in compliance with all covenants under this agreement.

Debt repayments. Annual principal payments on the Fund’s aggregate borrowings over the next five years ended September 30 are as follows (in thousands):

2010	$27,895
2011	18,027
2012	10,453
2013	4,421
2014	2,197

$62,993

NOTE 5 – DERIVATIVE INSTRUMENTS

The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the re-pricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise which in turn will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps which are designated as cash flow hedges. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of September 30, 2009, the fair value

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS – (Continued)

of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $2.6 million. As of September 30, 2009, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2009, it could have been required to settle its obligations under the agreements at their termination value of $2.6 million.

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

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2009:

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	$59,548	Derivative liabilities at fair value	$(2,435)

Derivatives designated as Cash Flow Hedging Relationships	Amount of Gain or Loss Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30, 2009			September 30, 2009
Interest Rate Products	$461	$754	Interest expense	$(658)	$(2,177)

For the three and nine months ended September 30, 2009 and 2008, the Fund recognized no gain or loss for hedge ineffectiveness. Assuming market rates remain constant with the rates as of September 30, 2009, $1.7 million of the $2.4 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 6 – FAIR VALUE MEASUREMENT

For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.

It is not practicable for the Fund to estimate the fair value of the Fund’s leases and loans. They are comprised of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.

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

The Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2009 (in thousands):

	Fair Value Measurements Using			Liabilities At Fair Value
	Level 1	Level 2	Level 3
Interest Rate Swaps	$—	$(2,435)	$—	$(2,435)

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 7 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Acquisition fees	$—	$225	$—	$946
Administrative expenses	244	333	870	790
Management fees (credits)	(179)	315	390	950

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees were subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. During the three months ended September 30, 2009, the General Partner waived asset management fees for the period May 1, 2009 through September 30, 2009. Accordingly, the Fund did not record any management fee accruals during the three months ended September 30, 2009 and has reversed certain management fee accruals recorded previously in 2009.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Liability”). The Fund’s maximum remaining Repurchase Liability at September 30, 2009 is $95,000. The Fund has recorded a liability of $3,000 to reflect the estimate of losses it expects to incur on assets repurchased. This liability is included in “Other Liabilities” in the consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

The Fund has evaluated subsequent events through November 13, 2009, the date which these financial statements were issued and filed with the SEC, and determined that there have not been any events that have occurred that would require adjustments to or disclosure in the unaudited consolidated financial statements.

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

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of approximately two years, during which our leases and secured loans will either mature or be sold and we will liquidate our other assets. Our five-year reinvestment period has ended and we entered the two-year maturity period in August 2009. We will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Investment in leases and loans, net	$68,497	$95,844
Number of contracts	9,200	12,700
Number of individual end users (a)	8,300	11,600
Average original equipment cost	$19.6	$15.7
Average initial term (in months)	58	53
States accounting for more than 10% of lease and loan portfolio:
California	11%	11%
Types of equipment accounting for 10% or more of lease and loan portfolio:
Industrial equipment	22%	23%
Medical equipment	20%	19%
Office equipment	14%	13%
Water purification	11%	11%
Types of businesses accounting for 10% or more of lease and loan portfolio:
Services	48%	47%
Retail trade	13%	13%
Manufacturing	9%	10%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on original cost of the equipment.

As of September 30, 2009, the average original equipment cost increased as compared to December 31, 2008 as a result of an increase in the average original equipment cost of leases acquired from our General Partner in 2009.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2009 and December 31, 2008, our outstanding debt was $63.0 million and $91.1 million, respectively.

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

	As of and for the Nine Months Ended September 30,				As of and for the Year Ended December 31, 2008
			Change
	2009	2008	$	%
Investment in direct financing leases and loans before allowance for credit losses	$69,857	$107,387	$(37,530)	(34.95)%	$96,421
Weighted average investment in direct financing leases and loans before allowance for credit losses	84,162	106,920	(22,758)	(21.29)%	105,908
Allowance for credit losses	2,330	1,300	1,030	79.23%	1,750
Non-performing assets	5,488	3,052	2,436	79.82%	4,142
Charge-offs, net of recoveries	$2,120	$1,376	$744	54.07%	$1,789
As a percentage of finance receivables:
Allowance for credit losses	3.34%	1.21%			1.81%
Non-performing assets	7.86%	2.84%			4.30%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	2.52%	1.29%			1.69%

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

The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition our non-performing assets have increased due to the increase in customers who are more than ninety days delinquent at September 30, 2009, compared to December 31, 2008 and September 30, 2008.

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

Our net charge-offs, as a percentage of weighted average finance receivables, increased in the nine months ended September 30, 2009 compared to 2008 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for the year ended December 31, 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

The following summarizes our results of operations for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	September 30,		Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$1,532	$2,297	$(765)	(33%)
Rental income	130	127	3	2%
Gains on sales of equipment and lease dispositions, net	58	437	(379)	(87%)
Other	183	231	(48)	(21%)

	1,903	3,092	(1,189)	(38%)

Expenses:
Interest expense	$962	$1,413	$(451)	(32%)
Depreciation on operating leases	105	155	(50)	(32%)
Provision for credit losses	1,605	963	642	67%
General and administrative expenses	341	391	(50)	(13%)
Administrative expenses reimbursed to affiliate	244	333	(89)	(27%)
Management fees (credits) to affiliate	(179)	315	(494)	(157%)

	3,078	3,570	(492)	(14%)

Net loss	$(1,175)	$(478)	$(697)	(146%)

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings due to a decrease in our weighted average net investment in financing assets which decreased to $75.3 million for the three months ended September 30, 2009 as compared to $107.9 million for the three months ended September 30, 2008, a decrease of $32.6 million (30.2%). This decrease was offset by the increased yields on leases acquired in 2008 due to an increase in the rates we were able to charge as a result of the current scarcity of credit available to small and mid-size businesses. We entered our liquidation phase in August 2009. As a result, we will not acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	a decrease in gains on sales of equipment and lease dispositions, net. Gains and losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest expense due to a decrease in average debt outstanding. Weighted average borrowings decreased to $68.1 million for the 2009 period compared to $102.3 million for the 2008 period, a decrease of $34.2 million (33.4%). Borrowings for both the 2009 and 2008 periods were at an effective interest rate of 5.3%. Because we entered our liquidation phase in August 2009, we amended our debt facility earlier this year such that it is now a term facility which is contractually repaid over time and we are not able to borrow additional amounts. As a result, our interest expense is expected to continue to decline.

•

a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. In addition, during the three months ended September 30, 2009, the General Partner waived management fees for the period May 1, 2009 through September 30, 2009. Accordingly, we did not record any management fee accruals during the three months ended September 30, 2009 and have reversed certain management fee accruals recorded previously in 2009. Had the General Partner not waived management fees for this period, such fees would have been $425,000 higher for the three months ended September 30, 2009.

These decreases were partially offset by:

•

an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the length of time required to obtain recoveries under defaulted contracts.

The net loss per limited partner unit, after the net loss allocated to our General Partner for the three months ended September 30, 2009 and 2008 was $(6.78) and $(2.76), respectively, based on a weighted average number of limited partner units outstanding of 171,696.

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

The following summarizes our results of operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	September 30,		Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$5,382	$7,207	$(1,825)	(25%)
Rental income	401	272	129	47%
Gains on sales of equipment and lease dispositions, net	349	1,198	(849)	(71%)
Other	517	621	(104)	(17%)

	6,649	9,298	(2,649)	(28%)

Expenses:
Interest expense	3,236	4,290	(1,054)	(25%)
Depreciation on operating leases	322	251	71	28%
Provision for credit losses	2,700	2,076	624	30%
General and administrative expenses	1,108	1,041	67	6%
Administrative expenses reimbursed to affiliate	870	790	80	10%
Management fees (credits) to affiliate	390	950	(560)	(59%)

	8,626	9,398	(772)	(8%)

Net loss	$(1,977)	$(100)	$(1,877)	—%

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings due to a decrease in our weighted average net investment in financing assets which decreased to $84.2 million for the nine months ended September 30, 2009 as compared to $106.9 million for the nine months ended September 30, 2008, a decrease of $22.7 million (21.2%). We entered our liquidation phase in August 2009. As a result, we will not acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	a decrease in gains on sales of equipment and lease dispositions, net. Gains and losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest due to a decrease in average debt outstanding. Weighted average borrowings decreased to $78.0 million for the 2009 period compared to $101.1 million for the 2008 period, a decrease of $23.1 million (22.8%). Borrowings for both the 2009 and 2008 periods were at an effective interest rate of 5.5%. Because we entered our liquidation phase in 2009, we amended our debt facility earlier this year such that it is now a term facility which is contractually repaid over time and we are not able to borrow additional amounts. As a result, our interest expense is expected to continue to decline.

•

a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. In addition, during the three months ended September 30, 2009, the General Partner waived management fees for the period May 1, 2009 through September 30, 2009. Accordingly, we did not record any management fee accruals during the three months ended September 30, 2009 and have reversed certain management fee accruals recorded previously in 2009. Had the General Partner not waived management fees for this period, such fees would have been $425,000 higher for the nine months ended September 30, 2009.

These decreases were partially offset by:

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases since September 30, 2009.

•

an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the length of time required to obtain recoveries under defaulted contracts.

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

The net loss per limited partner unit, after the net loss allocated to our General Partner for the nine months ended September 30, 2009 and 2008 was $(11.40) and $(0.58), respectively, based on a weighted average number of limited partner units outstanding of 171,696 and 171,718, respectively.

Liquidity and Capital Resources

Our major sources of liquidity are obtained by the collection of lease payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service and distributions to partners. We plan to meet our cash requirements through cash generated from operations.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$1,100	$4,328
Net cash provided by (used in) investing activities	24,662	(5,751)
Net cash (used in) provided by financing activities	(25,866)	1,062

Decrease in cash	$(104)	$(361)

During the nine months ended September 30, 2009, cash decreased by $104,000 primarily due to a net debt repayment of $28.1 million and distributions to our partners of $866,000, offset by net proceeds from leases and loans of $25.1 million, a decrease in restricted cash of $3.1 million and increased amounts due to affiliate of $221,000.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of approximately two years, during which our leases and secured loans will either mature or be sold and we will liquidate our other assets. Our five-year reinvestment period ended this year and we entered the two-year liquidation period in August 2009.

Partners’ distributions paid for the nine months ended September 30, 2009 and 2008 were $866,000 and $1.3 million, respectively. Effective April 2009, our annual distribution to limited partners was reduced to 4%. (In July 2007, the limited partners monthly distribution was increased to 10% of invested capital. The limited partners’ distribution rate was 8% prior to July 2007.) However, there can be no assurance we will continue to make distributions at this rate.

As of September 30, 2009, $63.0 million was outstanding under our secured term credit facility with WestLB. This facility is secured by the pledging of eligible leases and loans. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.3% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans, with any remaining balance due in March 2014. As of September 30, 2009, we are in compliance with all covenants contained in this agreement.

During the three months ended September 30, 2009, the General Partner waived management for the period May 1, 2009 through September 30, 2009. Accordingly, we did not record any management fee accruals during the three months ended September 30, 2009 and have reversed certain management fee accruals recorded previously in 2009. Had the General Partner not waived management fees for this period, such fees would have been $425,000 higher for the nine months ended September 30, 2009. In addition, we have reduced the annual distribution rate to partners to 4.0% effective in April 2009. The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At September 30, 2009, our credit evaluation indicated a need for an allowance for credit losses of $2.3 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of September 30, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$62,993	$27,895	$28,480	$6,618	$—

(1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments, such as interest rate swaps, which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2009: Less than 1 year: $2.6 million; 1-3 years: $2.0 million; 4-5 years: $298,000. The fair value of the swap liability as of September 30, 2009 is $2.4 million.

The above table does not include expected payments related to the Repurchase Liability (defined below) as of September 30, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum remaining Repurchase Liability at September 30, 2009 is $95,000.

Legal Proceedings

We are a party to various routine legal proceedings arising in the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At September 30, 2009, our outstanding debt totaled $63.0 million which consisted of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 5.3%, for the WestLB debt facility. At September 30, 2009, the notional amounts of the 45 interest rate swaps were $59.5 million. The interest rate swap agreements terminate on various dates ranging from February 2010 to June 2015.

The following sensitivity analysis table shows, at September 30, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(3,296)	$(2,435)	$(1,769)
Change in fair value	$(861)		$666
Change as a percent of fair value	35%		(27%)

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LEASE EQUITY APPRECIATION FUND I, L.P

By: LEAF Financial Corporation, its General Partner

November 13, 2009	/s/ Crit DeMent
CRIT DEMENT Chairman and Chief Executive Officer

November 13, 2009	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ Chief Financial Officer and Chief Accounting Officer