Form 10-Q
period 2010-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2010-05-21
CIK 1169083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART 1. FINANCIAL INFORMATION

ITEM I

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Cash	$11	$162
Restricted cash	3,096	3,998
Accounts receivable	21	26
Investment in leases and loans, net	48,085	56,918
Deferred financing costs, net	300	367
Other assets	183	237

Total assets	$51,696	$61,708

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$45,869	$54,343
Accounts payable and accrued expenses	243	212
Other liabilities	123	205
Derivative liabilities at fair value	1,770	1,987
Due to affiliates	7,505	7,416

Total liabilities	$55,510	$64,163

Commitments and contingencies

Partners’ Deficit:
General partner	(168)	(152)
Limited partners	(1,876)	(316)
Accumulated other comprehensive loss	(1,770)	(1,987)

Total partners’ deficit	(3,814)	(2,455)

Total liabilities and partners’ deficit	$51,696	$61,708

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Interest on equipment financings	$1,077	$2,098
Rental income	105	137
Gains on sales of equipment and lease dispositions, net	228	142
Other	167	172

	1,577	2,549

Expenses:
Interest expense	711	1,196
Depreciation on operating leases	86	110
Provision for credit losses	1,641	1,040
General and administrative expenses	334	393
Administrative expenses reimbursed to affiliate	210	327
Management fees to affiliate	—	293

	2,982	3,359

Net loss	$(1,405)	$(810)

Net loss allocated to limited partners	$(1,391)	$(802)

Weighted average number of limited partner units outstanding during the period	171,696	171,696

Net loss per weighted average limited partner unit	$(8.10)	$(4.67)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statements of Changes in Partners’ Deficit

(In thousands, except unit data)

(Unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Deficit	Income (Loss)
Balance, January 1, 2010	$(152)	171,696	$(316)	$(1,987)	$(2,455)
Cash distributions	(2)	—	(169)	—	(171)
Net loss	(14)	—	(1,391)	—	(1,405)	$(1,405)
Unrealized gain on hedging derivatives	—	—	—	217	217	217

Balance, March 31, 2010	$(168)	171,696	$(1,876)	$(1,770)	$(3,814)	$(1,188)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,405)	$(810)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(228)	(142)
Depreciation on operating leases	86	110
Provision for credit losses	1,641	1,040
Amortization of deferred financing costs	67	67
Changes in operating assets and liabilities:
Accounts receivable	5	7
Other assets	54	(21)
Accounts payable, accrued expenses and other liabilities	(51)	21
Due to affiliates, net	89	199

Net cash provided by operating activities	258	471

Cash flows from investing activities:
Purchases of leases and loans	—	(3,646)
Proceeds from leases and loans	7,400	9,646
Security deposits (returned) collected	(66)	63

Net cash provided by investing activities	7,334	6,063

Cash flows from financing activities:
Borrowings of bank debt	—	4,145
Repayment of bank debt	(8,474)	(12,387)
Decrease in restricted cash	902	2,311
Increase in deferred financing costs	—	(2)
Cash distributions to partners	(171)	(427)

Net cash used in financing activities	(7,743)	(6,360)

(Decrease) increase in cash	(151)	174
Cash, beginning of year	162	275

Cash, end of period	$11	$449

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements

March 31, 2010

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

As of March 31, 2010 and December 31, 2009, in addition to its 1% general partnership interest, the General Partner also had invested $805,000 for a 6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2010, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results of the Fund’s operations for the 2010 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 1, 2010.

Significant Accounting Policies

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment for the three months ended March 31, 2010, and 2009.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, it is generally fully reserved less an estimated recovery amount and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of March 31, 2010 and December 31, 2009, the Fund had $3.6 million and $5.8 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

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

Recent Accounting Standards

Newly Adopted Accounting Principles

The Fund adopted the following accounting standards during the quarter ended March 31, 2010:

Subsequent Events. In February 2010, the FASB issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. This guidance was effective upon issuance.

Fair Value Measurements. In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial position or consolidated results of operations.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Direct financing leases (a)	$40,214	$48,563
Loans (b)	9,718	11,911
Operating leases	663	854

	50,595	61,328

Allowance for credit losses	(2,510)	(4,410)

	$48,085	$56,918

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$44,490	$11,474	$53,931	$14,165
Unearned income	(4,926)	(1,587)	(6,042)	(2,056)
Residuals, net of unearned residual income (a)	1,148	—	1,214	—
Security deposits (b)	(498)	(169)	(540)	(198)

	$40,214	$9,718	$48,563	$11,911

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.
(b)	Included in security deposits are amounts held for maintenance of leased equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Equipment	$1,422	$1,820
Accumulated depreciation	(757)	(964)
Security deposits	(2)	(2)

	$663	$854

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2010	2009
Allowance for credit losses, beginning of period	$4,410	$1,750
Provision for credit losses	1,641	1,040
Charge-offs	(3,579)	(877)
Recoveries	38	17

Allowance for credit losses, end of period	$2,510	$1,930

NOTE 4 – DEFERRED FINANCING COSTS

As of March 31, 2010 and December 31, 2009, deferred financing costs include $300,000 and $367,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of March 31, 2010 and December 31, 2009 was $852,000 and $785,000, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending March 31 is as follows (in thousands):

2011	$184
2012	85
2013	27
2014	4

$300

NOTE 5 – BANK DEBT

The Fund has a secured term loan agreement with WestLB AG, New York Branch which is collateralized by specific lease receivables and related equipment.

As of March 31, 2010 and December 31, 2009, the outstanding balance under this financing arrangement was $45.9 million and $54.3 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014. Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates ranging from April 2010 to June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of March 31, 2010, $48.3 million of leases and loans and $2.5 million of restricted cash were pledged as collateral under this facility. As of March 31, 2010, the Fund is in compliance with all covenants under this agreement.

Debt repayments. Annual principal payments on the Fund’s aggregate borrowings over the next five years ended March 31 and thereafter, are as follows (in thousands):

2011	$22,456
2012	12,234
2013	6,974
2014	1,872
2015	2,076
Thereafter	257

$45,869

NOTE 6 – DERIVATIVE INSTRUMENTS

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps which are designated as cash flow hedges. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of March 31, 2010, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $1.9 million. As of March 31, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at March 31, 2010, it could have been required to settle its obligations under the agreements at their termination value of $1.9 million.

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

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2010:

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	$44,564	Derivative liabilities at fair value	$(1,770)

Derivatives designated as Cash Flow Hedging Relationships	Amount of Gain or Loss Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010	2009
Interest rate products	$278	$291	Interest expense	$(495)	$(811)

For the three months ended March 31, 2010 and 2009, the Fund recognized no gain or loss for hedge ineffectiveness. Assuming market rates remain constant with the rates as of March 31, 2010, $1.3 million of the $1.8 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

NOTE 7 – FAIR VALUE MEASUREMENT

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

Assets and (liabilities) measured at fair value on a recurring basis included the following (in thousands):

Liabilities:	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest rate swaps at March 31, 2010	$—	$(1,770)	$—	$(1,770)
Interest rate swaps at December 31, 2009	$—	$(1,987)	$—	$(1,987)

NOTE 8 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2010	2009
Acquisition fees	$—	$77
Management fees	—	293
Administrative expenses	210	327

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

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to the Funds limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital. The General Partner waived asset management fees of $197,000 for the three months ended March 31, 2010. It is expected that the General Partner will also waive all future management fees.

Distributions. The General Partner owns a 1% general partner interest and a 6% limited partner interest in us. The General Partner was paid cash distributions of $2,000 and $9,400, respectively, for its general partner and limited partner interests in the Fund for the three months ended March 31, 2010.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) Our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Overview

We continued to be impacted by market uncertainties in the first quarter of 2010. As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations, resulting in higher delinquencies in our portfolio of leases and loans, which may continue until the economy recovers. Additionally, as discussed in the “Liquidity and Capital Resources” section below, the on-going dislocation in the debt markets has also created challenges in maintaining our existing debt facility.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Investment in leases and loans, net	$48,085	$56,918

Number of contracts	8,600	8,800
Number of individual end users (a)	7,800	8,000
Average original equipment cost	$18.9	$19.0
Average initial term (in months)	53	53

States accounting for more than 10% of lease and loan portfolio:
California	10%	11%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	23%	21%
Industrial Equipment	23%	22%
Office Equipment	15%	14%
Water Purification	13%	12%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	51%	49%
Retail Trade	13%	13%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 4% of our portfolio based on original cost of the equipment.

Historically, we have primarily utilized debt facilities to fund the acquisitions of lease portfolios. As of March 31, 2010 and December 31, 2009, our outstanding debt was $45.9 million and $54.3 million, respectively.

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

	As of and for the				As of and for
	Three Months Ended March 31,				Year Ended
			Change		December 31,
	2010	2009	Amount	%	2009
Investment in leases and loans before allowance for credit losses	$50,595	$89,479	$(38,884)	(43)%	$61,328
Less: allowance for credit losses	2,510	1,930	580	30%	4,410
Investment in leases and loans, net	$48,085	$87,549	$(39,464)	(45)%	$56,918
Weighted average investment in direct financing leases and loans before allowance for credit losses	$56,979	$93,074	$(36,095)	(39)%	$79,469
Non-performing assets	3,597	4,415	(818)	(19)%	5,810
Charge-offs, net of recoveries	$3,541	$860	2,681	312%	$3,072
As a percentage of finance receivables:
Allowance for credit losses	4.96%	2.16%			7.19%
Non-performing assets	7.11%	4.93%			9.47%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	6.21%	0.92%			3.87%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, has responded to the current economic recession by increasing the number of employees in its collection department and implementing earlier intervention techniques in collection procedures

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on financing equipment used by small to mid-sized businesses. The current economic recession in the US has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue until the US economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition, our non-performing assets as a percentage of finance receivables have increased from 4.9% at March 31, 2009 to 7.1% at March 31, 2010, due to the increase in customers who are more than 90 days delinquent at March 31, 2010 as compared to March 31, 2009.

Our net charge-offs increased in the three months ended March 31, 2010 compared to the three month ended March 31, 2009 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$1,077	$2,098	(1,021)	(49)%
Rental income	105	137	(32)	(23)%
Gains on sales of equipment and lease dispositions, net	228	142	86	61%
Other	167	172	(5)	(3)%

	1,577	2,549	(972)	(38)%

Expenses:
Interest expense	711	1,196	(485)	(41)%
Depreciation on operating leases	86	110	(24)	(22)%
Provision for credit losses	1,641	1,040	601	58%
General and administrative expenses	334	393	(59)	(15)%
Administrative expenses reimbursed to affiliate	210	327	(117)	(36)%
Management fees to affiliate	—	293	(293)	(100)%

	2,982	3,359	(377)	(11)%

Net loss	$(1,405)	$(810)	(595)	73%

Net loss allocated to limited partners	$(1,391)	$(802)	(589)	73%

The decrease in total revenues was primarily attributable to the following:

•

a significant decrease in our weighted average net investment in financing assets to $57.0 million for the three months ended March 31, 2010 as compared to $93.1 million for the three months ended March 31, 2009, a decrease of $36.1 million (39%) as we entered our maturity phase in August 2009. We have not acquired additional leases and loans since the first quarter of 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of the portfolio of lease and loans. There were no borrowings for the three months ended March 31, 2010 as compared to $4.1 million for the three months ended March 31, 2009. Borrowings for the three months ended March 31, 2010 and 2009 were at an effective interest rate of 5.7% and 5.4%, respectively. We amended our debt facility effective March 6, 2009, such that it is now a term facility which is contractually repaid over time. As a result, our interest expense is expected to continue to decrease.

•

a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. Beginning May 1, 2009, the General Partner waived asset management fees. Approximately $197,000 of management fees were waived for the three months ended March 31, 2010. It is expected that the General Partner will also waive all future management fees.

These decreases in expenses were partially offset by the following:

•

a significant increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, resulting in an increase in non-performing assets as a percentage of finance receivables to 7.1% as of March 31, 2010 as compared to 4.9% as of March 31, 2009.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2010 and 2009 was $8.10 and $4.67, respectively, based on a weighted average number of limited partner units outstanding of 171,696 and 171,696, respectively.

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

As noted previously, we entered the maturity phase in August 2009. Accordingly, we will not be purchasing any new leases or loans. We have not made any purchases of leases or loans since the first quarter of 2009. As more fully discussed below, in the first quarter of 2009, we renegotiated our revolving debt facility into a term facility that will be repaid as payments are received on the correlating portfolio of leases and loans with any remaining balance due March 14, 2014. In summary, in return for agreeing to a term loan that accelerates the repayment of the loan, the lender agreed to remove all financial covenants from the loan agreement. The remaining covenants are non-financial in nature.

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At March 31, 2010, the total future minimum lease payments scheduled to be received was $56.0 million which excludes the $2.5 million allowance for credit losses. The outstanding principal balance owed on our debt facility was $45.9 million. We believe that future net cash inflows will be sufficient and borrowing from the General Partner will not be necessary to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	258	471
Net cash provided by investing activities	7,334	6,063
Net cash used in financing activities	(7,743)	(6,360)

(Decrease) increase in cash	(151)	174

Cash decreased by $151,000 primarily due to a net debt repayment of $8.5 million, distributions to our partners of $171,000, offset by net proceeds from leases and loans of $7.3 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in a net debt repayment in first quarter of 2010.

Partners’ distributions paid during the three months ended March 31, 2010 and 2009 were $171,000 and $427,000, respectively. In April 2009, the limited partners’ monthly distribution was reduced to 4% per annum of invested capital. Cumulative partner distributions paid from our inception to March 31, 2010 were approximately $8.7 million.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers and prevailing economic conditions. Due to the prolonged economic recession we continue to see higher than expected lease and loan defaults resulting in poorer fund performance than projected.

As of March 31, 2010, $45.9 million was outstanding under our secured term loan agreement with WestLB. No further borrowings are available under the secured term loan agreement. This facility is secured by the pledging of eligible leases and loans. Recourse under this facility is limited to the amount of collateral pledged. As of March 31, 2010, $48.3 million of leases and loans and $2.5 million of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.3%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014. As of March 31, 2010, we were in compliance with all covenants contained in this agreement.

The General Partner waived management fees beginning May 1, 2009. Accordingly, we did not record any management fee expense for the three months ended March 31, 2010. It is expected that the General Partner will also waive all future management fees. As noted above, we have reduced the annual distribution rate to partners to 4.0% effective in April 2009. The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2010, our credit evaluation indicated a need for an allowance for credit losses of $2.5 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of March 31, 2010 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$45,869	$22,456	$19,208	$3,948	$257

(1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fix the interest rate. Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2010: Less than 1 year: $1.8 million; 1-3 years: $1.3 million; 4-5 years: $241,000; and after 5 years: $7,000. The fair value of the swap liability as of March 31, 2010 is $1.8 million.

The above table does not include expected payments related to the Repurchase Commitment (defined below) as of March 31, 2010. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Commitment”). Our maximum exposure under the Repurchase Commitment at March 31, 2010 is $53,000.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At March 31, 2010, our outstanding debt totaled $45.9 million of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 5.3% for the WestLB debt facility. At March 31, 2010, the notional amounts of the 45 interest rate swaps were $44.6 million. The interest rate swap agreements terminate on various dates ranging from April 2010 to June 2015 which generally coincide with the maturity period of our portfolio of lease and loans.

The following sensitivity analysis table shows, at March 31, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points or rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(2,338)	$(1,770)	$(1,317)
Change in fair value	$(568)	—	$453
Change as a percent of fair value	32%	—	(26)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation

May 20, 2010	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

May 20, 2010	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer