Form 10-Q
period 2010-06-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2010-08-16
CIK 1169083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-84730

LEASE EQUITY APPRECIATION FUND I, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0492247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 South Poplar Street, Suite 101, Wilmington, Delaware 19801

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

ITEM I – FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash	$70	$162
Restricted cash	2,699	3,998
Accounts receivable	23	26
Investment in leases and loans, net	41,537	56,918
Deferred financing costs, net	242	367
Other assets	141	237

Total assets	$44,712	$61,708

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$39,033	$54,343
Accounts payable and accrued expenses	117	212
Other liabilities	117	205
Derivative liabilities at fair value	1,550	1,987
Due to affiliates	7,907	7,416

Total liabilities	48,724	64,163

Commitments and contingencies

Partners’ Deficit:
General partner	(171)	(152)
Limited partners	(2,291)	(316)
Accumulated other comprehensive loss	(1,550)	(1,987)

Total partners’ deficit	(4,012)	(2,455)

Total liabilities and partners’ deficit	$44,712	$61,708

The accompanying notes are an integral part of these consolidated financial statements

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Interest on equipment financings	$902	$1,752	$1,979	$3,850
Rental income	80	134	185	271
Gains on sales of equipment and lease dispositions, net	27	149	255	291
Other	323	162	490	334

	1,332	2,197	2,909	4,746

Expenses:
Interest expense	610	1,078	1,321	2,274
Depreciation on operating leases	62	107	148	217
Provision for credit losses	628	55	2,269	1,095
General and administrative expenses	76	374	410	767
Administrative expenses reimbursed to affiliate	200	299	410	626
Management fees to affiliate	—	276	—	569

	1,576	2,189	4,558	5,548

Net (loss) income	$(244)	$8	$(1,649)	$(802)

Net (loss) income allocated to limited partners	$(242)	$8	$(1,633)	$(794)

Weighted average number of limited partner units outstanding during the period	171,696	171,696	171,696	171,696

Net (loss) income per weighted average limited partner unit	$(1.41)	$0.05	$(9.51)	$(4.62)

The accompanying notes are an integral part of these consolidated financial statements

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statement of Changes in Partners’ Deficit

(In thousands, except unit data)

(Unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Deficit	Income (Loss)
Balance, January 1, 2010	$(152)	171,696	$(316)	$(1,987)	$(2,455)
Cash distributions	(3)	—	(342)	—	(345)
Net loss	(16)	—	(1,633)	—	(1,649)	$(1,649)
Unrealized gain on hedging derivatives	—	—	—	437	437	437

Balance, June 30, 2010	$(171)	171,696	$(2,291)	$(1,550)	$(4,012)	$(1,212)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,649)	$(802)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(255)	(291)
Depreciation on operating leases	148	217
Provision for credit losses	2,269	1,095
Amortization of deferred financing costs	125	168
Changes in operating assets and liabilities:
Accounts receivable	3	9
Other assets	96	(57)
Accounts payable and accrued expenses and other liabilities	(183)	(47)
Due to affiliates	491	337

Net cash provided by operating activities	1,045	629

Cash flows from investing activities:
Purchases of leases and loans	—	(3,651)
Proceeds from leases and loans	13,413	19,571
Security deposits (returned) collected	(194)	(21)

Net cash provided by investing activities	13,219	15,899

Cash flows from financing activities:
Borrowings of bank debt	—	4,145
Repayment of bank debt	(15,310)	(22,778)
Decrease in restricted cash	1,299	2,664
Increase in deferred financing costs	—	(2)
Cash distributions to partners	(345)	(690)

Net cash used in financing activities	(14,356)	(16,661)

Decrease in cash	(92)	(133)
Cash, beginning of period	162	275

Cash, end of period	$70	$142

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY

Notes To Consolidated Financial Statements

June 30, 2010

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

The Fund acquired diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquired existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily an affiliate of its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

As of June 30, 2010 and December 31, 2009, in addition to its 1% general partnership interest, the General Partner also had invested $0.8 million for a 6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2010, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results of the Fund’s operations for the 2010 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 1, 2010.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment for the three and six months ended June 30, 2010, and 2009.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, it is generally written-off less an estimated recovery amount and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of June 30, 2010 and December 31, 2009, the Fund had $2.3 million and $5.8 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Recent Accounting Standards

Newly Adopted Accounting Principles

The Fund adopted the following accounting guidance during the first six months ended June 30, 2010:

Subsequent Events. In February 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. This guidance was effective upon issuance. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial position or consolidated results of operations.

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

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Direct financing leases (a)	$34,201	$48,563
Loans (b)	8,531	11,911
Operating leases	565	854

	43,297	61,328
Allowance for credit losses	(1,760)	(4,410)

	$41,537	$56,918

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$37,366	$9,912	$53,931	$14,165
Unearned income	(3,887)	(1,210)	(6,042)	(2,056)
Residuals, net of unearned residual income (a)	1090	—	1,214	—
Security deposits	(368)	(171)	(540)	(198)

	$34,201	$8,531	$48,563	$11,911

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Equipment	$1,373	$1,820
Accumulated depreciation	(806)	(964)
Security deposits	(2)	(2)

	$565	$854

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Allowance for credit losses, beginning of period	$2,510	$1,930	$4,410	$1,750
Provision for credit losses	628	55	2,269	1,095
Charge-offs	(1,429)	(234)	(5,008)	(1,111)
Recoveries	51	29	89	46

Allowance for credit losses, end of period	$1,760	$1,780	$1,760	$1,780

NOTE 4 – DEFERRED FINANCING COSTS

As of June 30, 2010 and December 31, 2009, deferred financing costs include $242,000 and $367,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of June 30, 2010 and December 31, 2009 was $910,000 and $785,000, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending June 30 is as follows (in thousands):

2011	$155
2012	67
2013	18
2014	2

$242

NOTE 5 – BANK DEBT

The Fund has a secured term loan agreement with WestLB AG, New York Branch which is collateralized by specific lease receivables and related equipment.

As of June 30, 2010 and December 31, 2009, the outstanding balance under this financing arrangement was $39.0 million and $54.3 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March, 2014. Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates ranging from July 2010 to June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of June 30, 2010, $41.5 million of leases and loans and $2.2 million of restricted cash were pledged as collateral under this facility. As of June 30, 2010, the Fund is in compliance with all covenants under this agreement.

Debt repayments. Estimated annual principal payments on the Fund’s aggregate borrowings over the next five years ended June 30, and thereafter, are as follows (in thousands):

2011	$18,563
2012	10,806
2013	5,816
2014	1,581
2015	2,203
Thereafter	64

$39,033

NOTE 6 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis, and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps which are designated as cash flow hedges. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of June 30, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2010, it could be required to settle its obligations under the agreements at their termination value of $1.6 million.

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

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2010:

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	$38,382	Derivative liabilities at fair value	$(1,550)

Derivatives designated as Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location and Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,				Three Months Ended June 30,
	2010		2009		2010	2009
Interest Rate Products		$(200)	$(2)	Interest expense	$(420)	$(708)

	Six Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010	2009
Interest Rate Products		$(478)	$(293)	Interest expense	$(915)	$(1,519)

For the three and six months ended June 30, 2010 and 2009, the Fund recognized no gain or loss for hedge ineffectiveness. Assuming market rates remain constant with those at June 30, 2010, $935,000 of the $1.6 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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

Assets and (liabilities) measured at fair value on a recurring basis included the following (in thousands):

Liabilities:	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at June 30, 2010	$—	$(1,550)	$—	$(1,550)
Interest Rate Swaps at December 31, 2009	$—	$(1,987)	$—	$(1,987)

NOTE 8 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Acquisition fees	$—	$—	$—	$77
Management fees	—	276	—	569
Administrative expenses	200	299	410	626

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

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to the Funds limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital. The General Partner waived asset management fees of $165,000 and $362,000 for the three and six months ended June 30, 2010. It is expected that the General Partner will also waive all future management fees.

Distributions. The General Partner owns a 1% general partner interest and a 6% limited partner interest in us. The General Partner was paid cash distributions of $2,000 and $9,600 and $4,000 and $19,000, respectively, for its general partner and limited partner interests in the Fund for the three and six months ended June 30, 2010.

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

We acquired a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from our General Partner. In addition, we have made secured loans to end users to finance their purchase of equipment. We attempted to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1 billion or less in total assets; or

•	$100 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing leases and operating leases as defined by generally accepted accounting principles in the United States. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. We discontinue the recognition of revenue for leases and loans for which payments are more that 90 days past due. These assets are classified as non-accrual.

Overview

When we commenced operations in 2003, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets and historically low credit losses. It is widely believed that the United States economy over the past few years, has suffered through the worst economic recession in over 75 years. The recession has been severe and its consequences broadly felt. Many well-known major financial institutions failed and others had to be bailed out. Unemployment soared to generational highs and has remained at such levels. Bank lending was severely reduced and became more expensive. In recent years, banks became much more reluctant to lend, and when they did, it became more expensive to borrow. If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance. In March of 2009, we faced such a renewal negotiation with our lender. Although we were able to convince our lender to leave the interest rate the same, it would not permit any more borrowings and required that all the excess cash above a 4% distribution to our limited partners be applied to principal - paying down the loan more rapidly and forgoing the last six months of reinvestment opportunity for us. The recession caused increased delinquencies and losses greater than we have projected, requiring us to repay the bank the amounts borrowed against delinquent leases in addition to anticipated principal pay down.

We negotiated with our lender to prevent them from foreclosing on any collateral, or requiring a fire sale of leases that would have badly impaired capital. Additionally, our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $7.9 million from inception through June 30, 2010 in order to preserve our cash. We entered our maturity phase in August 2009, and are prohibited under the Partnership Agreement from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 44% to 58% of their original amount invested, depending upon when the investment was made. Our General Partner is working to maximize the amount that can be distributed to our limited partners in the future. The July 2010 distribution was made at the 4.0% rate that has been in effect since 2009. However, beginning in August 2010, distributions will be lowered to 2.0% in order to pay down our bank loan faster in order to reduce cash payments for interest as we liquidate the lease and loan portfolio over the next few years.

We continued to be impacted by market uncertainties in the second quarter of 2010 as further discussed in “Finance Receivables and Asset Quality” and in “Liquidity and Capital Resources.”

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Investment in leases and loans, net	$41,537	$56,918

Number of contracts	7,300	8,800
Number of individual end users (a)	6,600	8,000
Average original equipment cost	$16.4	$19.0
Average initial term (in months)	57	53

States accounting for more than 10% of lease and loan portfolio:
California	10%	11%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	24%	21%
Industrial Equipment	21%	22%
Office Equipment	15%	14%
Water Purification	13%	12%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	51%	49%
Retail Trade	12%	13%
Manufacturing	10%	9%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 4% of our portfolio based on original cost of the equipment.

Historically, we have primarily utilized debt facilities to fund the acquisitions of lease portfolios. As of June 30, 2010 and December 31, 2009, our outstanding debt was $39.0 million and $54.3 million, respectively.

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

	As of and for the Six Months Ended June 30,				As of and for the Year Ended

			Change		December 31,
	2010	2009	$	%	2009
Investment in leases and loans before allowance for credit losses	$43,297	$80,704	(37,407)	(46)%	$61,328
Less: allowance for credit losses	1,760	1,780	(20)	(1)%	4,410

Investment in leases and loans, net	41,537	78,924	(37,387)	47%	56,918

Weighted average investment in direct financing leases and loans before allowance for credit losses	$51,955	$88,670	(36,715)	(41)%	$79,469
Non-performing assets	$2,293	$4,801	(2,508)	(52)%	$5,810
Charge-offs, net of recoveries	$4,919	$1,065	3,854	362%	$3,072
As a percentage of finance receivables:
Allowance for credit losses	4.06%	2.21%			7.19%
Non-performing assets	5.30%	5.95%			9.47%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	9.47%	1.20%			3.87%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the current economic recession in part, by implementing early intervention techniques in collection procedures.

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

The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on financing equipment used by small to mid-sized businesses. The current economic recession in the US has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue until the US economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. Our non-performing assets as a percentage of finance receivables has declined slightly from 5.95% at June 30, 2009 to 5.43% at June 30, 2010, primarily due to the increase in charge-offs in the current year.

Our net charge-offs increased in the three and six months ended June 30, 2010 compared to the three and six month ended June 30, 2009 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to those policies through June 30, 2010.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$902	$1,752	(850)	(49)%
Rental income	80	134	(54)	(40)%
Gains on sales of equipment and lease dispositions, net	27	149	(122)	(82)%
Other	323	162	161	99%

	1,332	2,197	(865)	(39)%

Expenses:
Interest expense	610	1,078	(468)	(43)%
Depreciation on operating leases	62	107	(45)	(42)%
Provision for credit losses	628	55	573	1042%
General and administrative expenses	76	374	(298)	(80)%
Administrative expenses reimbursed to affiliate	200	299	(99)	(33)%
Management fees to affiliate	—	276	(276)	(100)%

	1,576	2,189	(613)	(28)%

Net (loss) income	$(244)	$8	(252)

Net (loss) income allocated to limited partners	$(242)	$8	(250)

The decrease in total revenues was primarily attributable to the following:

•

A significant decrease in our weighted average net investment in financing assets to $47.0 million for the three months ended June 30, 2010 as compared to $84.3 million for the three months ended June 30, 2009, a decrease of $37.3 million or 44% as we entered our maturity phase in August 2009. We have not acquired additional leases and loans since the first quarter of 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

The decrease in total expenses was primarily attributable to the following:

•

A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of the portfolio of lease and loans. Outstanding borrowings were $39 million at June 30, 2010 as compared to $72.4 million at June 30, 2009. Borrowings for the three months ended June 30, 2010 and 2009 were at an effective interest rate of 5.7% and 5.5%, respectively We amended our debt facility effective March 6, 2009, such that it is now a term facility which is contractually repaid over time. As a result, our interest expense is expected to continue to decrease.

•

A decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. Beginning May 1, 2009, the General Partner waived asset management fees. Approximately $165,000 of management fees were waived for the three months ended June 30, 2010. It is expected that the General Partner will also waive all future management fees.

These decreases in expenses were partially offset by the following:

•

A significant increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans.

The net (loss) income per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2010 and 2009 was $(1.41) and $0.05, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$1,979	$3,850	(1,871)	(49)%
Rental income	185	271	(86)	(32)%
Gains on sales of equipment and lease dispositions, net	255	291	(36)	(12)%
Other	490	334	156	47%

	2,909	4,746	(1,837)	(39)%

Expenses:
Interest expense	1,321	2,274	(953)	(42)%
Depreciation on operating leases	148	217	(69)	(32)%
Provision for credit losses	2,269	1,095	1,174	107%
General and administrative expenses	410	767	(357)	(47)%
Administrative expenses reimbursed to affiliate	410	626	(216)	(35)%
Management fees to affiliate	—	569	(569)	(100)%

	4,558	5,548	(990)	(18)%

Net loss	$(1,649)	$(802)	(847)

Net loss allocated to limited partners	$(1,633)	$(794)	(839)

The decrease in total revenues was primarily attributable to the following:

•

A significant decrease in our weighted average net investment in financing assets to $52.0 million for the six months ended June 30, 2010 as compared to $ 88.7million for the six months ended June 30, 2009, a decrease of $36.7 million or 41% as we entered our maturity phase in August 2009. We have not acquired additional leases and loans since the first quarter of 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

The decrease in total expenses was primarily attributable to the following:

•

A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of the portfolio of lease and loans. Outstanding borrowings were $39 million at June 30, 2010 as compared to $72.4 million at June 30, 2009. Borrowings for the six months ended June 30, 2010 and 2009 were at an effective interest rate of 5.7% and 5.5%, respectively. We amended our debt facility effective March 6, 2009, such that it is now a term facility which is contractually repaid over time. As a result, our interest expense is expected to continue to decrease.

•

A decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. Beginning May 1, 2009, the General Partner waived asset management fees. Approximately $362,000 of management fees were waived for the six months ended June 30, 2010. It is expected that the General Partner will also waive all future management fees.

These decreases in expenses were partially offset by the following:

•

A significant increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2010 and 2009 was $9.51 and $4.62, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

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

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At June 30, 2010, the total future minimum lease payments scheduled to be received was $47.3 million which excludes the $1.8 million allowance for credit losses. The outstanding principal balance owed on our debt facility was $39.0 million. We believe that future net cash inflows will be sufficient and borrowing from the General Partner will not be necessary to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	1,045	629
Net cash provided by investing activities	13,219	15,899
Net cash used in financing activities	(14,356)	(16,661)

Decrease in cash	(92)	(133)

Cash decreased by $92,000 primarily due to a debt repayment of $15.3 million, distributions to our partners of $345,000, offset by net proceeds from leases and loans of $13.2 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in a net debt repayment in the first six months of 2010.

As of June 30, 2010, $39.0 million was outstanding under our secured term loan agreement with WestLB. No further borrowings are available under the secured term loan agreement. This facility is secured by the pledging of eligible leases and loans. Recourse under this facility is limited to the amount of collateral pledged. As of June 30, 2010, $41.5 million of leases and loans and $2.2 million of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.3%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014. As of June 30, 2010, we were in compliance with all covenants contained in this agreement.

Partners’ distributions paid during the six months ended June 30, 2010 and 2009 were $345,000 and $690,000, respectively. In April 2009, the limited partners’ monthly distribution was reduced to 4% per annum of invested capital. Cumulative partner distributions paid from our inception to June 30, 2010 were approximately $8.9 million.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers and prevailing economic conditions. Due to the prolonged economic recession, we continue to see higher than expected lease and loan defaults resulting in poorer fund performance than projected.

The General Partner waived management fees beginning May 1, 2009. Accordingly, we did not record any management fee expense for the six months ended June 30, 2010. It is expected that the General Partner will also waive all future management fees. As noted above, we have reduced the annual distribution rate to partners to 2.0% effective in August 2010. The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At June 30, 2010, our credit evaluation indicated a need for an allowance for credit losses of $1.8 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At June 30, 2010, our outstanding debt totaled $39.0 million of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates at 5.3% for the WestLB debt facility. At June 30, 2010, the notional amounts of the 42 interest rate swaps were $38.4 million. The interest rate swap agreements terminate on various dates ranging from July 2010 to June 2015 which generally coincide with the maturity period of our portfolio of lease and loans.

The following sensitivity analysis table shows, at June 30, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points or rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(2,036)	$(1,550)	$(1,185)
Change in fair value	$(486)	—	$365
Change as a percent of fair value	31%	—	(24)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation

August 16, 2010	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

August 16, 2010	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer