Form 10-K
period 2010-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2011-03-31
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Limited Partner Units

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No

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

Index

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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

●	changes in our industry, interest rates or the general economy;

●	increased rates of default and/or decreased recovery rates on our investment in lease and loans;

●	availability, terms and deployment of debt funding;

●	general volatility of the debt markets;

●	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service;

●	the degree and nature of our competition; and

●	availability and retention of qualified personnel.

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

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. Our five year reinvestment period has ended and we entered the maturity period in August 2009. In the event we are unable to sell our remaining leases and secured loans during the maturity period, to the extent that there is excess cash, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2013. We will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

We acquired a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from our General Partner. In addition, we made secured loans to end users to finance their purchase of equipment. We attempted to structure our secured loans so that, in an economic sense, there was no difference to us between a secured loan and a full payout equipment lease. We financed business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focused on the small to mid-size business market, which generally includes businesses with:

●         500 or fewer employees;

●         $1 billion or less in total assets; or

●         $100 million or less in total annual sales.

Index

Our principal objective was to generate regular cash distributions to our limited partners.

Our leases consisted of direct financing leases and operating leases as defined by generally accepted accounting principles in the United States (“US GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. We discontinue the recognition of revenue for leases and loans for which payments are more that 90 days past due. These assets are classified as non-accrual.

As discussed further in ITEM 7, the recent economic recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so as the economy recovers.

Available Information

We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.LEAFnow.com. We make our SEC filings available free of charge on or through our General Partner’s-internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.

Competition

The equipment leasing business is highly fragmented and competitive. We acquire equipment from our General Partner and its affiliates. Our General Partner and affiliates compete with:

●	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

●	captive finance and leasing companies affiliated with major equipment manufacturers; and

●	other sources of equipment lease financing, including other publicly-offered partnerships.

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

Index

ITEM 3 – LEGAL PROCEEDINGS

We are not subject to any pending material legal proceedings.

ITEM 4 – REMOVED AND RESERVED

Removed and reserved pursuant to SEC Release 33-9089A.

Index

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
December 31, 2010
Title of Class
Limited Partners	433
General Partner	1

Total distributions paid to limited partners for years ended December 31, 2010, 2009 and 2008 were $543,000, $1.0 million and $1.7 million, respectively. These distributions were paid on a monthly basis to our limited partners at rate of approximately 3.2% in 2010, 4% in 2009, and 10% in 2008 of their original capital contribution to us.

Index

ITEM 6 – SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements, which have been audited by Grant Thornton LLP, an independent registered public accounting firm (in thousands, except for units and per unit data):

	Years Ended December 31,

	2010	2009	2008	2007	2006
Revenues	$4,665	$8,298	$12,054	$9,468	$8,412
Interest expense	1,975	4,072	5,625	5,025	4,550
Provision for credit losses	4,018	5,732	2,939	1,282	910
Other expenses	1,766	3,336	4,122	3,412	2,765
Total expenses	7,759	13,140	12,686	9,719	8,225
Net (loss) income	$(3,094)	$(4,842)	$(632)	$(251)	$187
Net (loss) income allocated to limited partners	$(3,063)	$(4,794)	$(626)	$(249)	$186
Distributions to partners	548	1,038	1,737	1,534	1,387
Weighted average number of limited partner units outstanding during the year	171,696	171,696	171,712	171,746	171,746
Net (loss) income per weighted average limited partner unit	$(17.84)	$(27.92)	$(3.64)	$(1.45)	$1.08

	December 31,
	2010	2009	2008	2007	2006
Investment in leases and loans, net	$27,139	$56,918	$95,844	$99,588	$87,119
Total assets	29,283	61,708	104,435	109,530	95,655
Bank debt	25,665	54,343	91,057	97,302	82,364
Partners’ (deficit) capital:
General partner	(188)	(152)	(94)	(71)	(53)
Limited partners	(3,922)	(316)	5,506	7,855	9,622
Accumulated other comprehensive (loss) income	(1,278)	(1,987)	(3,858)	(1,162)	392
Total partners’ (deficit) capital	$(5,388)	$(2,455)	$1,554	$6,622	$9,961

Index

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equity Appreciation Fund I, L.P. and Subsidiary.

Fund Summary

As discussed in more detail in Item1, we acquired a diversified portfolio of new, used or reconditioned equipment that we leased to third-parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from our General Partner. In addition, we made secured loans to end users to finance their purchase of equipment.

When we commenced operations in 2003, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets and historically low credit losses.  It is widely believed that the United States economy over the past few years, has suffered through the worst economic recession in over 75 years.  The recession has been severe and its consequences broadly felt.  Many well-known major financial institutions failed and others had to be bailed out.  Unemployment soared to generational highs and has remained at such levels.  Bank lending was severely reduced and became more expensive.   In recent years, banks became much more reluctant to lend, and when they did, it became more expensive to borrow.  If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance. In March of 2009, we faced such a renewal negotiation with our lender. Although we were able to convince our lender to leave the interest rate the same, it would not permit any more borrowings and required that all the excess cash above a 4% distribution to our limited partners be applied to principal - paying down the loan more rapidly and forgoing the last six months of reinvestment opportunity for us. The recession caused increased delinquencies and losses greater than we had projected requiring us to repay our lender the amounts borrowed against delinquent leases in addition to anticipated principal pay down.

We negotiated with our lender to prevent them from foreclosing on any collateral, or requiring a fire sale of leases that would have badly impaired capital.  Additionally, our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $7.7 million from inception through December 31, 2010 in order to preserve our cash.  The General Partner has also waived future management fees.  We entered our maturity phase in August 2009, and are prohibited under the Partnership Agreement from acquiring new leases.

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

General Economic Overview

Our portfolio performance continued to be negatively impacted by the economic problems facing the United States.   The small and mid-size companies that are our loan and lease customers are especially sensitive to macro-economic trends. Key indicators of economic activity show a stalled economy.  At December 31, 2010, several key economic indicators continued to show a weak economy, however a slight decline in the national unemployment rate and improved manufacturing and credit indices provide the first signs of possible improvement in the economy.

•
The national unemployment rate at December 31, 2010 was down slightly at 9.4% but still historically high with no meaningful decline in the unemployment rate in the near future.  High unemployment results in reduced demand for goods and services and that leads to decreased revenues for the small business customers in our portfolio thereby impacting their ability to repay loan or lease obligations.

•
The U.S. housing market, historically a significant contributor to economic growth and wealth, continues to be depressed. The National Association of Realtors reported that the December 2010 existing home sales seasonally adjusted annual rate of 5.22 million units continued the recent month over month downward trend.  The S&P/Case-Shiller Home Price Report for December 31, 2010 shows a continued decline in home prices in the fourth quarter of 2010 as compared to the third quarter of 2010 with prices down 3.9%. The continuing housing problem, both home sales and home prices, affects the small to mid-size business community in two ways: 1) the lack of new construction has eliminated an important source of business activity for small business; and 2) home equity that historically has provided credit availability to small business owners  has either disappeared or become scarce.

Index

•
Nationwide, as reported by the Administrative Office of the U.S. Courts, bankruptcies continued to rise during 2010 with 1,593,081 filed in the twelve month period ending December 31, 2010 as compared to 1,473,675 filed in the twelve month period ending December 31, 2009.  Increased bankruptcies affect our performance in two ways: 1) small business customers in the portfolio may default due to bankruptcy; and 2) good performing small business customers may face reduced revenues due to bankruptcies among their customers thereby impacting their ability to repay loan or lease obligations.

•
The Institute of Supply Management reports that its manufacturing index improved slightly in December 2010 as did the National Association of Credit Managers index.  Taken together these suggest marginal improvement in the economic climate.

The various national economic problems have manifested themselves in our portfolio performance.  We are seeing delinquency trends in the portfolio that are consistent with delinquency trends reported by industry groups, including the Monthly Lease and Finance Index, that track lease and loan portfolio performance.  The overall delinquency trend in our portfolio is that delinquent balances are declining, but as stated above, the economy is still unsettled and periodic swings in performance may still be expected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2010	2009
Investment in leases and loans, net	$27,139	$56,918

Number of contracts	6,900	8,800
Number of individual end users (a)	6,300	8,000
Average original equipment cost	$15.8	$19.0
Average initial lease term (in months)	58	53
Average remaining lease term (in months)	23	-
States accounting for more than 10% of lease and loan portfolio:
California	9%	11%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	23%	21%
Industrial Equipment	22%	22%
Office Equipment	16%	14%
Water Purification	13%	12%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	50%	49%
Retail Trade	11%	13%
Manufacturing	11%	9%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 4% of our portfolio based on original cost of the equipment.

We have primarily utilized debt facilities to fund the acquisitions of lease portfolios. As of December 31, 2010 and December 31, 2009, our outstanding debt was $25.7 million and $54.3 million, respectively.

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Years Ended December 31,
			Change
	2010	2009	$	%
Investment in leases and loans before allowance for credit losses	$28,819	$61,328	$(32,509)	(53)%
Less: allowance for credit losses	1,680	4,410	(2,730)	(62)%
Investment in leases and loans, net	$27,139	$56,918	$(29,779)	(52)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$43,900	$79,469	$(35,569)	(45)%
Non-performing assets	$2,134	$5,810	$(3,676)	(63)%
Charge-offs, net of recoveries	$6,748	$3,072	$3,676	120%
As a percentage of finance receivables:
Allowance for credit losses	5.83%	7.19%
Non-performing assets	7.40%	9.47%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	15.37%	3.87%

We managed our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the recent economic recession in part, by implementing early intervention techniques in collection procedures.

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the US made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the US economy recovers.  Our non-performing assets as a percentage of finance receivables has declined from 9.47% at December 31, 2009 to 7.40% at December 31, 2010, primarily due to the increase in charge-offs in the current year. Our net charge-offs increased in 2010 compared 2009 due to the aging of our portfolio of leases and loans as well as the recent economic recession as discussed above.

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

Index

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon our history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of its rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. We write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment for the years ended December 31, 2010, and 2009.

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

Allowance for Credit Losses. We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2010 and 2009, the Fund had $2.1 million and $5.8 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Index

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$3,391	$6,639	$(3,248)	(49)%
Rental income	360	527	(167)	(32)%
Gains on sales of equipment and lease dispositions, net	175	449	(274)	(61)%
Other	739	683	56	8%
	4,665	8,298	(3,633)	(44)%

Expenses:
Interest expense	1,975	4,072	(2,097)	(51)%
Loss on derivative activities	98	-	98	-
Depreciation on operating leases	294	425	(131)	(31)%
Provision for credit losses	4,018	5,732	(1,714)	(30)%
General and administrative expenses	686	1,407	(721)	(51)%
Administrative expenses reimbursed to affiliate	688	1,114	(426)	(38)%
Management fees to affiliate	-	390	(390)	-
	7,759	13,140	(5,381)	(41)%
Net loss	$(3,094)	$(4,842)	$1,748
Net loss allocated to limited partners	$(3,063)	$(4,794)	$1,731

The overall decrease in revenues and expenses is primarily a result of the Fund being in its maturity phase whereby the Fund is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

●
A significant decrease in our weighted average net investment in financing assets to $43.9 million for the year ended December 31, 2010 as compared to $79.5 million for the year ended December 31, 2009, a decrease of $35.6 million or 45%.  As we entered our maturity phase in August 2009, we have not acquired additional leases and loans since the first quarter of 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

The decrease in total expenses was primarily attributable to the following:

●
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of the portfolio of lease and loans. Outstanding borrowings were $25.7 million at December 31, 2010 as compared to $54.3 million at December 31, 2009.  Borrowings for the years ended December 31, 2010 and 2009 were at an effective interest rate of 5.8% and 5.6%, respectively. We amended our debt facility effective March 6, 2009, such that it is now a term facility which is contractually repaid over time. As a result, our interest expense is expected to continue to decrease.

●
Beginning May 1, 2009, the General Partner waived its asset management fees and reversed certain management fee accruals recorded previously in 2009.  Approximately $682,000 of management fees were waived for the year ended December 31, 2010. The General Partner has also waived all future management fees.

●
A significant decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio equipment financed assets.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2010 and 2009 was $17.84 and $27.92, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Index

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$6,639	$9,320	$(2,681)	(29)%
Rental income	527	400	127	32%
Gains on sales of equipment and lease dispositions, net	449	1,395	(946)	(68)%
Other	683	939	(256)	(27)%
	8,298	12,054	(3,756)	(31)%

Expenses:
Interest expense	4,072	5,625	(1,553)	(28)%
Depreciation on operating leases	425	352	73	21%
Provision for credit losses	5,732	2,939	2,793	95%
General and administrative expenses	1,407	1,359	48	4%
Administrative expenses reimbursed to affiliate	1,114	1,102	12	1%
Management fees to affiliate	390	1,309	(919)	(70)%
	13,140	12,686	454	4%
Net loss	$(4,842)	$(632)	$(4,210)
Net loss allocated to limited partners	$(4,794)	$(626)	$(4,168)

The decrease in total revenues was primarily attributable to the following:

●
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

●
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

●
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

●
a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. In 2009, the General Partner waived asset management fees of approximately $650,000 for the period May 1, 2009 through December 31, 2009. The General Partner has also waived all future management fees.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2009 and 2008 was $27.92 and $3.64, respectively, based on a weighted average number of limited partner units outstanding of 171,696 and 171,712, respectively.

Index

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

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At December 31, 2010, the total future minimum lease payments scheduled to be received was $31.0 million which excludes the $1.7 million allowance for credit losses. The outstanding principal balance owed on our debt facility was $25.7 million. We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$1,315	$1,054	$5,174
Net cash provided by investing activities	25,641	33,218	1,878
Net cash used in financing activities	(27,081)	(34,385)	(7,350)
Decrease in cash	$(125)	$(113)	$(298)

Cash decreased by $125,000 primarily due to a debt repayment of $28.7 million and distributions to our partners of $548,000 offset by net proceeds from leases and loans of $25.6 million. As a result of increased delinquencies, the amount of borrowing availability against our leases and loans was eliminated, resulting in a net debt repayment in 2010.

As of December 31, 2010, $25.7 million was outstanding under our secured term loan agreement with WestLB. No further borrowings are available under the secured term loan agreement. This facility is secured by the pledging of eligible leases and loans. Recourse under this facility is limited to the amount of collateral pledged. As of December 31, 2010, $27.4 million of leases and loans and $1.4 million of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.3%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014. As of December 31, 2010, we were in compliance with all covenants contained in this agreement.

Partners’ distributions paid during the years ended December 31, 2010 and 2009 were $548,000 and $1.0 million, respectively. In April 2009, and again in August of 2010, the limited partners’ monthly distributions were reduced to 4% and 2%, respectively, per annum of invested capital. Cumulative partner distributions paid from our inception to December 31, 2010 were approximately $9.0 million.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers and prevailing economic conditions.

The General Partner waived its management fees beginning May 1, 2009. Accordingly, we did not record any management fee expense for the year ended December 31, 2010. The General Partner has also waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2010, our credit evaluation indicated a need for an allowance for credit losses of $1.7 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Index

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

ITEM 7 A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk have been omitted as permitted under rules applicable to smaller reporting companies.

Index

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Lease Equity Appreciation Fund I, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund I, L.P. and subsidiary (the “Fund”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in partners’ deficit and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund I, L.P. and subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 31, 2011

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)

	December 31,
	2010	2009
ASSETS
Cash	$37	$162
Restricted cash	1,853	3,998
Accounts receivable	21	26
Investment in leases and loans, net	27,139	56,918
Deferred financing costs, net	150	367
Other assets	83	237
Total assets	$29,283	$61,708

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$25,665	$54,343
Accounts payable and accrued expenses	76	212
Other liabilities	141	205
Derivative liabilities at fair value	1,066	1,987
Due to affiliates	7,723	7,416
Total liabilities	34,671	64,163

Commitments and contingencies

Partners’ Deficit:
General partner	(188)	(152)
Limited partners	(3,922)	(316)
Accumulated other comprehensive loss	(1,278)	(1,987)
Total partners’ deficit	(5,388)	(2,455)
Total liabilities and partners' deficit	$29,283	$61,708

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Interest on equipment financings	$3,391	$6,639	$9,320
Rental income	360	527	400
Gains on sales of equipment and lease dispositions, net	175	449	1,395
Other	739	683	939
	4,665	8,298	12,054

Expenses:
Interest expense	1,975	4,072	5,625
Loss on derivative activities	98	-	-
Depreciation on operating leases	294	425	352
Provision for credit losses	4,018	5,732	2,939
General and administrative expenses	686	1,407	1,359
Administrative expenses reimbursed to affiliate	688	1,114	1,102
Management fees to affiliate	-	390	1,309
	7,759	13,140	12,686
Net loss	$(3,094)	$(4,842)	$(632)
Net loss allocated to limited partners	$(3,063)	$(4,794)	$(626)

Weighted average number of limited partner units outstanding during the period	171,696	171,696	171,712
Net loss per weighted average limited partner unit	$(17.84)	$(27.92)	$(3.64)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	(Loss) Income	(Deficit) Capital	(Loss) Income

Balance at January 1, 2008	$(71)	171,746	$7,855	$(1,162)	$6,622
Cash distributions paid	(17)	-	(1,720)	-	(1,737)
Redemption of limited partner units	-	(50)	(3)	-	(3)
Net loss	(6)	-	(626)	-	(632)	$(632)
Unrealized losses on financial derivatives	-	-	-	(2,696)	(2,696)	(2,696)
Balance, December 31, 2008	(94)	171,696	5,506	(3,858)	1,554	$(3,328)
Cash distributions paid	(10)	-	(1,028)	-	(1,038)
Net loss	(48)	-	(4,794)	-	(4,842)	$(4,842)
Unrealized gains on financial derivatives	-	-	-	1,871	1,871	1,871
Balance, December 31, 2009	(152)	171,696	(316)	(1,987)	(2,455)	$(2,971)
Cash distributions	(5)	-	(543)	-	(548)
Net loss	(31)	-	(3,063)	-	(3,094)	$(3,094)
Unrealized gain on hedging derivatives	-	-	-	709	709	709
Balance, December 31, 2010	$(188)	171,696	$(3,922)	$(1,278)	$(5,388)	$(2,385)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,094)	$(4,842)	$(632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(175)	(449)	(1,395)
Depreciation on operating leases	294	425	352
Provision for credit losses	4,018	5,732	2,939
Amortization of deferred financing costs	217	336	207
Unrealized gains on derivative hedging activities	(211)	-	-
Changes in operating assets and liabilities:
Accounts receivable	5	5	(13)
Other assets	154	(20)	223
Accounts payable and accrued expenses and other liabilities	(200)	41	(427)
Due to affiliates	307	(174)	3,920
Net cash provided by operating activities	1,315	1,054	5,174

Cash flows from investing activities:
Purchases of leases and loans	-	(3,657)	(53,615)
Proceeds from leases and loans	25,968	36,550	48,659
Proceeds from sale of leases to third parties	-	-	7,515
Security deposits (returned) collected	(327)	325	(681)
Net cash provided by investing activities	25,641	33,218	1,878

Cash flows from financing activities:
Borrowings of debt	-	4,145	48,121
Repayment of debt	(28,678)	(40,859)	(54,366)
Decrease in restricted cash	2,145	3,369	641
Increase in deferred financing costs	-	(2)	(6)
Redemption of limited partner units	-	-	(3)
Cash distributions to partners	(548)	(1,038)	(1,737)
Net cash used in financing activities	(27,081)	(34,385)	(7,350)

Decrease in cash	(125)	(113)	(298)
Cash, beginning of period	162	275	573
Cash, end of period	$37	$162	$275

Supplemental cash flow disclosure:
Cash paid for interest	$2,107	$3,793	$5,485

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2010

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

As of December 31, 2010 and 2009, in addition to its 1% general partnership interest, the General Partner also had invested $0.8 million for a 6% limited partnership interest in the Fund.

The Fund has evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Reclassification

A reclassification has been made to the 2009 consolidated financial statements to conform to the 2010 presentation.  In the statement of operations, renewal income of approximately $19,000 for the year ended December 31, 2009 and $40,000 for the year ended December 31, 2008, that was previously included in “Interest on equipment financings” has been reclassified to “Other income”.

Restricted Cash

Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $418,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Index

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2010, the Fund had deposits at three banks totaling $1.9 million of which $1.6 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

As of December 31, 2010 and 2009, 9% and 11%, respectively of the Fund’s leases and loans were located in California.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment for the years ended December 31, 2010, 2009, and 2008.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2010 and, 2009, the Fund had $2.1 million and $5.8 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Index

Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depended on whether the derivative had been designated and qualified for hedge accounting treatment pursuant to US GAAP.

Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive income on the Consolidated Balance Sheets and then was then reclassified into earnings as an adjustment to interest expense over the term of the related borrowing.

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change.

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of  December 31, 2010 is being reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that therelated forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

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

Net income for any fiscal period during the reinvestment period (from March 3, 2003 through August 15, 2009) was allocated 99% to the limited partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreements, will be allocated first to the partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the limited partners and 1% to the General Partner.

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

Recent Accounting Standards

Newly Adopted Accounting Principles

The Fund adopted the following accounting guidance during the year ended December 31, 2010:

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that will require SEC filers to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The guidance is effective for the Fund as of December 15, 2010.  The Fund has provided the required disclosures in the notes to its consolidated financial statements (See Note 4).

Index

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

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2010	2009
Direct financing leases (a)	$22,944	$48,563
Loans (b)	5,480	11,911
Operating leases	395	854
	28,819	61,328
Allowance for credit losses	(1,680)	(4,410)
	$27,139	$56,918

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 5% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2010		2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$24,587	$6,311	$53,931	$14,165
Unearned income	(2,217)	(713)	(6,042)	(2,056)
Residuals, net of unearned residual income (a)	860	-	1,214	-
Security deposits	(286)	(118)	(540)	(198)
	$22,944	$5,480	$48,563	$11,911

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

Index

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2010	2009
Equipment	$1,287	$1,820
Accumulated depreciation	(890)	(964)
Security deposits	(2)	(2)
	$395	$854

At December 31, 2010, the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans and operating leases for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct Financing Leases	Loans	Operating Leases (a)	Total
2011	$12,609	$2,957	$210	$15,776
2012	7,195	1,909	29	9,133
2013	2,388	898	4	3,290
2014	1,471	452	-	1,923
2015 and thereafter	924	95	-	1,019
	$24,587	$6,311	$243	$31,141

(a) Operating lease amounts shown are net of residual value, if any, at the end of the lease term.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $1.7 million) as of December 31, 2010 (in thousands):

Age of receivable	Investment in leases and loans	%
Current	$25,736	89.3%
Delinquent:
31 to 91 days past due	949	3.3%
Greater than 91 days (a)	2,134	7.4%

	$28,819	100.0%

The Fund had $2.1 million and $5.8 million of leases and loans on nonaccrual status as of December 31, 2010 and 2009, respectfully. The credit quality of the Fund’s investment in leases and loans as of December 31, 2010 is as follows (in thousands):

Performing	$26,685
Nonperforming	2,134
$28,819

Index

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2010	2009	2008
Allowance for credit losses, beginning of year	$4,410	$1,750	$600
Provision for credit losses	4,018	5,732	2,939
Charge-offs	(7,158)	(3,160)	(2,023)
Recoveries	410	88	234
Allowance for credit losses, end of year (a)	$1,680	$4,410	$1,750

(a) End of year balances are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2010 and, 2009, deferred financing costs include $150,000 and $367,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of December 31, 2010 and, 2009 was $1.0 million and $785,000, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31 is as follows (in thousands):

2011	$105
2012	38
2013	7
$150

Index

NOTE6 – BANK DEBT

The Fund has a secured term loan agreement with WestLB AG, New York Branch which is collateralized by specific lease receivables and related equipment.

As of December 31, 2010 and, 2009, the outstanding balance under this financing arrangement was $25.7 million and $54.3 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March, 2014. Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates ranging from February 2011 to June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of December 31, 2010, $27.5 million of leases and loans and $1.4 million of restricted cash were pledged as collateral under this facility. As of December 31, 2010, the Fund is in compliance with all covenants under this agreement.

Debt  repayments. Estimated annual principal payments on the Fund’s aggregate borrowings ending December 31 are as follows (in thousands):

2011	$18,378
2012	4,572
2013	1,695
2014	1,020
$25,665

NOTE 7 – DERIVATIVE INSTRUMENTS

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund has elected not to use hedge accounting. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of December 31, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at December 31, 2010, it could be required to settle its obligations under the agreements at their termination value of $1.1 million.

At December 31, 2010, the Fund had 38 interest rate swap contracts that terminate on various dates ranging from February 2011 to June 2015 which generally coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

Index

The following tables present the fair value of the Fund’s derivative financial instruments not designated as hedging instruments as well as their classification on the consolidated balance sheets and consolidated statements of operations as of December 31, 2010:  There were no derivative financial instruments which were not designated as hedging instruments as of December 31, 2009.( in thousands):

Derivatives designated as hedging instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$27,673	Derivative liabilities, at fair value	$(1,066)

	Amount of Loss			Location and Amount of Loss Reclassified from
	Recognized in OCI on Derivatives			Accumulated OCI into Income
	Years Ended December 31				Years Ended December 31
Derivatives not designated as hedging instruments	2010	2009	2008		2010	2009	2008
Interest rate swap contracts	$(563)	$(884)	$(4,006)	Interest expense	$(1,272)	$(2,755)	(1,310)

The following table presents the fair value of the Fund’s derivative financial instruments designated as hedging instruments as well as their classification on the consolidated balance sheets as of December 31, 2009:  There were no derivative financial instruments which were designated as hedging instruments as of December 31, 2010.(in thousands):

Derivatives designated as hedging instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$51,725	Derivative liabilities, at fair value	$(1,987)

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments. While this change may create future volatility in the Fund’s reported income statement results it is not expected to have any impact on the Fund’s future cash flows.

For the nine months ended September 30, 2010 and for the years ended 2009 and 2008, the Fund recognized no gain or loss for hedge ineffectiveness. Assuming market rates remain constant with those at December 31, 2010, $445,000 of the $1.3 million in accumulated other comprehensive loss would be expected to be charged to earnings over the next 12 months.  For the three months ended December 31, 2010, due to de-designation of hedges, the fund recognized a loss of $98,000.

NOTE 8 – FAIR VALUE MEASUREMENT

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

●	Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

●
Level 2 – Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Index

●
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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at December 31, 2010	$-	$(1,066)	$-	$(1,066)
Interest Rate Swaps at December 31, 2009	$-	$(1,987)	$-	$(1,987)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2010	2009	2008
Acquisition fees	$-	$77	$1,031
Management fees	-	390	1,309
Administrative expenses	688	1,114	1,102

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to the Funds limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital. The General Partner waived asset management fees of $682,000 and $650,000, respectively for the years ended December 31, 2010 and 2009. The General Partner has also waived all future management fees.

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

Distributions. The General Partner owns a 1% general partner interest and a 6% limited partner interest in the Fund. The General Partner was paid cash distributions of $5,500 and $30,000, respectively, for its general partner and limited partner interests in the Fund in 2010.

Index

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed  to repurchase delinquent leases up to a maximum of $120,000 calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of December 31, 2010 the Fund has $69,000 remaining Repurchase Commitment.

Index

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

Index

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

The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	58	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	51	President, Chief Operating Officer and Director
Jonathan Z. Cohen	40	Director
Alan D. Schreiber, M.D.	69	Director
Linda Richardson	63	Director
Jeffrey F. Brotman	47	Director
Robert K. Moskovitz	54	Chief Financial Officer
David H. English	60	Executive Vice President and Chief Investment Officer

Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001. Mr. DeMent has also served as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President – Equipment Leasing of Resource Capital Corp. since March 2005. Beginning January 1, 2011, Mr. DeMent serves as the Chairman of the Board of Directors and Chief Executive Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves on the Executive Committee of the Board of Directors of the Equipment Leasing and Finance Association.

Miles Herman has been President, Chief Operating Officer, and a Director of LEAF Financial since January 2002. Mr. Herman also serves as President, Chief Operating Officer and as a Director of LEAF Asset Management since 2006. Mr. Herman has served as a Director of LEAF Funding since January 2004. He was a Senior Vice President of LEAF Funding from 2004 until 2009 and an Executive Vice President from 2009 until the present. Beginning January 1, 2011, Mr. Herman serves as the Chief Operating Officer, and a Director of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989. Mr. Herman holds a Bachelor of Science degree from Villanova University.

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

Index

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

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009, and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006 and Chief Financial Officer and a Director of LEAF Funding since May 2004. Beginning January 1, 2011, Mr. Moskovitz serves as the Chief Financial Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touché (formerly Touché Ross & Co). Mr. Moskovitz holds a B.S. degree in Business Administration from Drexel University.

David H. English has been Executive Vice President and Chief Investment Officer of LEAF Financial since April 2003, as Assistant Secretary of LEAF Financial since June 2007. Mr. English also serves as Executive Vice President and Chief Investment Officer of LEAF Asset Management since it was formed in August 2006, and as President and a Director of LEAF Funding since May 2003. Beginning January 1, 2011, Mr. English serves as the Executive Vice President and Chief Investment Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  From 1996 until joining LEAF Financial, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance’s Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division. Mr. English served in credit management positions with the Commercial Finance Division of General Electric Capital Corporation from 1990 to 1991 and with Equitable Life Leasing Corporation from 1985 through 1990. Mr. English began his career with Household Finance Corporation in 1974. Mr. English is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Mathematics.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer and principal financial officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

Index

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 433 limited partners as of December 31, 2010.

(b)
In 2004, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2010, our General Partner owned 9,526, or 6%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia Pennsylvania 19103.

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

	Years Ended December 31,
	2010	2009	2008
Acquisition fees	$-	$77	$1,031
Management fees	-	390	1,309
Administrative expenses	688	1,114	1,102

Acquisition Fees. Our General Partner is paid a fee for assisting us in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price we pay for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. Our General Partner is paid a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to our limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital. In 2010 and 2009, the General Partner waived asset management fees of $682,000 and $650,000, respectively. Management fees were waived from May 1, 2009. The General Partner has also waived all future management fees.

Administrative Expenses. Our General Partner and its affiliates are reimbursed by us for administrative services reasonably necessary to operate which don’t exceed the General Partner’s cost of those fees or services.

Distributions. Our General Partner owns a 1% general partner interest and a 6% limited partner interest in us. The General Partner was paid cash distributions of $5,500 and $30,000, respectively, for its general partner and limited partner interests in us in 2010.

Additionally, our General Partner is entitled to the following fees (if applicable):

●
a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. During the reinvestment period, these commissions are subordinated to the payment of distributions to our limited partners of a cumulative annual return of 8%, compounded daily, on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the years ended December 31, 2010 or 2009; and

●
a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2010 or 2009.

Index

During our offering period, the General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of one-half of 1% of offering proceeds. There were no organization and offering expenses reimbursed to our General Partner for the years ended December 31, 2010 and 2009.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for professional services rendered were $135,000 and $130,000 in the years ending December 31, 2010 and 2009, respectively.

Audit-Related Fees. We did not incur fees in 2010 for other services not included above.

Tax Fees. We did not incur fees in 2010 for other services not included above.

All Other Fees. We did not incur fees in 2010 for other services not included above.

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

Index

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

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)
10.4	Third Amendment to WestLB AG , New York Branch, Secured Loan Agreement (6)
10.5	Fourth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (7)
10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)
10.7	Seventh Amendment WestLB AG, New York Branch, Secured Loan Agreement (9)
10.8	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 26, 2004 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 and by this reference incorporated herein.
(4)	Filed previously on Form 8-K, filed on September 19, 2003 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.
(7)	File previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation, the General Partner

March 31, 2011	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent	Chairman of the Board and Chief Executive	March 31, 2011
Crit S. Dement	Officer of the General Partner
(Principal Executive Officer)

/s/ Miles Herman	President, Chief Operating Officer and	March 31, 2011
Miles Herman	Director of the General Partner

/s/ Robert K. Moskovitz	Chief Financial Officer	March 31, 2011
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	March 31, 2011
Jonathan Z. Cohen

/s/ Alan D. Schreiber, M.D.	Director of the General Partner	March 31, 2011
Alan D. Schreiber, M.D.

/s/ Linda Richardson	Director of the General Partner	March 31, 2011
Linda Richardson

/s/ Jeffrey F. Brotman	Director of the General Partner	March 31, 2011
Jeffrey F. Brotman