Form 10-Q
period 2011-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2011-05-16
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

INDEX

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

INDEX

PART 1. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash	$2	$37
Restricted cash	1,812	1,853
Accounts receivable	19	21
Investment in leases and loans, net	21,716	27,139
Deferred financing costs, net	115	150
Other assets	87	83
Total assets	$23,751	$29,283

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$21,107	$25,665
Accounts payable and accrued expenses	245	76
Other liabilities	—	141
Derivative liabilities at fair value	821	1,066
Due to affiliate	7,688	7,723
Total liabilities	29,861	34,671

Commitments and contingencies

Partners’ Deficit:
General partner	(196)	(188)
Limited partners	(4,749)	(3,922)
Accumulated other comprehensive loss	(1,165)	(1,278)
Total partners’ deficit	(6,110)	(5,388)
Total liabilities and partners’ deficit	$23,751	$29,283

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Interest on equipment financings	$505	$1,077
Rental income	81	105
(Losses) gains on sales of equipment and lease dispositions, net	(23)	228
Other	92	167
	655	1,577

Expenses:
Interest expense	106	711
Loss on derivative activities	124	—
Depreciation on operating leases	69	86
Provision for credit losses	983	1,641
General and administrative expenses	58	334
Administrative expenses reimbursed to affiliate	64	210
	1,404	2,982
Net loss	$(749)	$(1,405)
Net loss allocated to limited partners	$(742)	$(1,391)

Weighted average number of limited partner units outstanding during the period	171,696	171,696
Net loss per weighted average limited partner unit	$(4.32)	$(8.10)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	(Loss) Income	(Deficit) Capital	(Loss) Income

Balance at January 1, 2011	$(188)	171,696	$(3,922)	$(1,278)	$(5,388)

Cash distributions paid	(1)		(85)	—	(86)
Net loss	(7)		(742)	—	(749)	$(749)
Unrealized loss on hedging derivatives	—		—	113	113	113

Balance, March 31, 2011	$(196)	171,696	$(4,749)	$(1,165)	$(6,110)	$(636)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(749)	$(1,405)

Adjustments to reconcile net loss to net cash provided by operating activities:
Losses (gains) on sales of equipment and lease dispositions, net	23	(228)
Depreciation on operating leases	69	86
Provision for credit losses	983	1,641
Amortization of deferred financing costs	35	67
Unrealized gains on derivative hedging activities	(132)	—
Changes in operating assets and liabilities:
Accounts receivable	2	5
Other assets	(4)	54
Accounts payable and accrued expenses and other liabilities	28	(51)
Due to affiliate	(35)	89
Net cash provided by operating activities	220	258

Cash flows from investing activities:
Proceeds from leases and loans	4,381	7,400
Security deposits (returned) collected	(33)	(66)
Net cash provided by investing activities	4,348	7,334

Cash flows from financing activities:
Repayment of debt	(4,558)	(8,474)
Decrease in restricted cash	41	902
Cash distributions to partners	(86)	(171)
Net cash used in financing activities	(4,603)	(7,743)

Decrease in cash	(35)	(151)
Cash, beginning of period	37	162
Cash, end of period	$2	$11

Supplemental cash flow disclosure:
Cash paid for interest	$74	$153

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
March 31, 2011
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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. The Fund’s five-year reinvestment period has ended and the Fund entered the maturity period in August 2009. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2013. Contractually, the Fund will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

As of March 31, 2011 and 2010 in addition to its 1% general partnership interest, the General Partner also had invested $0.8 million for a 6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

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

INDEX

Reclassification

A reclassification has been made to the 2010 consolidated financial statements to conform to the 2011 presentation.  In the statement of operations, renewal income of approximately $11,000 for the three months ended March 31, 2010 that was previously included in “Interest on equipment financings” has been reclassified to “Other income”.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment for the three months ended March 31, 2011.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of collectors. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

INDEX

Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depended on whether the derivative had been designated and qualified for hedge accounting treatment pursuant to US GAAP.

Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the overall gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive income on the Consolidated Balance Sheets and then was then reclassified into earnings as an adjustment to interest expense over the term of the related borrowing.

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting and periodic settlements of contracts, are recognized immediately in loss on derivatives. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change.

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of March 31, 2011 is being reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Fund as of March 31, 2011:

Troubled Debt Restructurings - In 2010, the FASB issued guidance that required the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings. This guidance is not expected to have a material impact on the Fund’s consolidated financial statements, results of operations or cash flows.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Direct financing leases (a)	$18,362	$22,944
Loans (b)	4,972	5,480
Operating leases	303	395
	23,637	28,819
Allowance for credit losses	(1,921)	(1,680)
	$21,716	$27,139

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 6% to 14%.

INDEX

The components of direct financing leases and loans, net are as follows (in thousands):

	March 31,		December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$19,603	$5,761	$24,587	$6,311
Unearned income	(1,752)	(685)	(2,217)	(713)
Residuals, net of unearned residual income (a)	772	—	860	—
Security deposits	(261)	(104)	(286)	(118)
	$18,362	$4,972	$22,944	$5,480

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Equipment	$1,218	$1,287
Accumulated depreciation	(913)	(890)
Security deposits	(2)	(2)
	$303	$395

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $1.9 million) as of March 31, 2011 (in thousands):
	Investment in
Age of receivable	leases and loans	%
Current	$19,366	81.9%
Delinquent:
31 to 91 days past due	1,813	7.7%
Greater than 91 days (a)	2,458	10.4%

	$23,637	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $2.5 million and $2.1 million of leases and loans on nonaccrual status as of March 31, 2011 and December 31, 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2011 is as follows (in thousands):

Performing	$21,179
Nonperforming	2,458
$23,637

INDEX

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	March 31,	December 31,
	2011	2010
Allowance for credit losses, beginning of year	$1,680	$4,410
Provision for credit losses	983	4,018
Charge-offs	(864)	(7,158)
Recoveries	122	410
Allowance for credit losses, end of period (a)	$1,921	$1,680

(a) End of period balances are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2011 and December 31, 2010, deferred financing costs include $115,000 and $150,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of March 31, 2011 and December 31, 2010 was $1.0 million and $1.0 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31 is as follows (in thousands):

2011	$85
2012	27
2013	3
$115

NOTE 6 – BANK DEBT

The Fund has a secured term loan agreement with WestLB AG, New York Branch which is collateralized by specific lease receivables and related equipment.

As of March 31, 2011 and December 31, 2010, the outstanding balance under this financing arrangement was $21.1 million and $25.7 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March, 2014. Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates ranging from July 2011 to June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of March 31, 2011, $22.9 million of leases and loans and $1.5 million of restricted cash were pledged as collateral under this facility. As of March 31, 2011, the Fund is in compliance with all covenants under this agreement.

Debt repayments. Estimated annual principal payments on the Fund’s aggregate borrowings ending December 31 are as follows (in thousands):

2011	$10,929
2012	6,431
2013	2,028
2014	1,719
$21,107

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

INDEX

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund has elected not to use hedge accounting. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of March 31, 2011, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at March 31, 2011, it could be required to settle its obligations under the agreements at their termination value of $866,000.

At March 31, 2011, the Fund had 37 interest rate swap contracts that terminate on various dates ranging from July 2011 to June 2015 which generally coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets and consolidated statements of operations as of March 31, 2011 and 2010.  There were no derivative financial instruments which were not designated as hedging instruments as of March 31, 2011 (in thousands):

At March 31, 2011:
	Notional
Derivatives not designated as hedging instruments	Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$23,087	Derivative liabilities, at fair value	$(821)

	Amount of Loss		Location and Amount of Loss Reclassified from
	Recognized in OCI on Derivatives		Accumulated OCI into Income
	Three Months Ended March 31			Three Months Ended March 31
Derivatives not designated as hedging instruments	2011	2010		2011	2010
Interest rate swap contracts	$—	$278	Interest expense	$(113)	$(495)

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments resulting in an unrealized loss which is being amortized into earnings over the remaining term of the Fund’s debt. As of March 31, 2011, $1.2 million of the unrealized loss remains in accumulated other comprehensive loss and approximately $446,000 is expected to be charged to earnings over the next 12 months. While this change may create future volatility in the Fund’s reported income statement results it is not expected to have any impact on the Fund’s future cash flows.

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at March 31, 2011	$—	$(821)	$—	$(821)
Interest Rate Swaps at December 31, 2010	$—	$(1,066)	$—	$(1,066)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March
	2011	2010
Management fees	—	—
Administrative expenses	64	210

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to the Funds limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital.  Effective January 1, 2011, the General Partner has waived all future management fees.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which don’t exceed the General Partner’s cost of those fees or services.

Due to Affiliate. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $120,000 calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of March 31, 2011 the Fund has $71,000 remaining Repurchase Commitment.

INDEX

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

INDEX

We negotiated with our lender to prevent them from foreclosing on any collateral, or requiring a distressed sale of leases that would have badly impaired capital.  Additionally, our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $7.7 million from inception through December 31, 2010 in order to preserve our cash.  The General Partner has also waived future management fees.  We entered our maturity phase in August 2009, and are prohibited under the Partnership Agreement from acquiring new leases.

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

General Economic Overview

The overall U.S. economic outlook remains unsettled.  In particular the small to medium sized business community has not fared as well as the larger businesses with respect to the economic recovery.  This is significant as our portfolio is composed primarily of equipment leases and loans to the small to medium size business community, and as stated the small to medium size business community is trailing behind other business segments in the economic recovery.  In fact, as reported by the U.S. Chamber of Commerce in its Small business Outlook Survey – April 2011, “The small business climate has deteriorated.  Small business owners almost universally agree – by a 73% to 17% margin – that the climate of the last two years has hindered their growth.”
This decline in business performance and expectations is also seen in several other widely followed indicators of economic performance.
●
The U.S. housing market, historically a significant contributor to economic growth and wealth, continues to be depressed.  On April 26, 2011 the S&P/Case-Shiller Home Price Report for February  2011 was released and reported that single family home prices fell for an eighth consecutive month.  The report went on to state “Recent data on existing-home sales, housing starts, foreclosure activity and employment confirm we are still in a slow recovery.”

●
The National Association of Credit Managers reported that the manufacturing and Services Index Levels for March 2011 declined. “There were sharp declines in sales, new credit applications, dollar collections and the amount of credit extended. . .”

●
The Institute of Supply Management reports that its non-manufacturing index declined in March 2011 as compared to February 2011. Similarly the Institute of Supply Management’s manufacturing index declined in March 2011 as compared to February 2011. Significantly both indices reported declines in new orders.

●
The MLFI-25 Monthly Leasing and Finance Index published by the Equipment Lease and Finance Association reported increases in both delinquencies and charge-offs in March 2011 as compared to February 2011.

These various national economic trends have an impact on the businesses that have financings with us, and while the economy remains in an unsettled state, periodic swings in our portfolio performance may be expected.

INDEX

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
Investment in leases and loans, net	$21,716	$27,139

Number of contracts	6,400	6,900
Number of individual end users (a)	5,800	6,300
Average original equipment cost	$16.0	$15.8
Average initial lease term (in months)	57	58
Average remaining lease term (in months)	20	23
States accounting for more than 10% of lease and loan portfolio:
California	12%	9%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	25%	23%
Industrial Equipment	21%	22%
Office Equipment	16%	16%
Water Purification	14%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	52%	50%
Retail Trade	11%	11%
Manufacturing	11%	11%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 4% of our portfolio based on original cost of the equipment.

We have primarily utilized debt facilities to fund the acquisitions of lease portfolios. As of March 31, 2011 and December 31, 2010, our outstanding debt was $21.1 million and $25.7 million, respectively.

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Three Months Ended March 31,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$23,637	$50,595	$(26,958)	(53)%
Less: allowance for credit losses	1,921	2,510	(589)	(23)%
Investment in leases and loans, net	$21,716	$48,085	$(26,369)	(55)%

Weighted average investment in direct financing leases and loans	$26,212	$56,979	$(30,767)	(54)%
Non-performing assets	$2,458	$3,597	$(1,139)	(32)%
Charge-offs, net of recoveries	$742	$3,541	$(2,799)	(79)%
As a percentage of finance receivables:
Allowance for credit losses	8.13%	4.96%
Non-performing assets	10.40%	7.11%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	2.83%	6.21%

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

INDEX

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the US made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the US economy recovers.  Our non-performing assets as a percentage of finance receivables, has increased from 7.11% at March 31, 2010 to 10.40% at March 31, 2011, primarily due the aging of our portfolio of leases and loans. Our net charge-offs decreased in 2011 compared 2010 primarily due to the ongoing reduction of the portfolio.

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

For a complete discussion of our critical accounting procedures and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operation- Critical Accounting Policies and Estimates.”  There have been no material changes to those policies through March 31, 2011.

INDEX

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$505	$1,077	$(572)	(53)%
Rental income	81	105	(24)	(23)%
(Losses) gains on sales of equipment and lease dispositions, net	(23)	228	(251)	—
Other	92	167	(75)	(45)%
	655	1,577	(922)	(58)%

Expenses:
Interest expense	106	711	(605)	(85)%
Loss on derivative activities	124	—	124	—
Depreciation on operating leases	69	86	(17)	(20)%
Provision for credit losses	983	1,641	(658)	(40)%
General and administrative expenses	58	334	(276)	(83)%
Administrative expenses reimbursed to affiliate	64	210	(146)	(70)%
Management fees to affiliate	—	—	—	—
	1,404	2,982	(1,578)	(53)%
Net loss	$(749)	$(1,405)	$656
Net loss allocated to limited partners	$(742)	$(1,391)	$649

The overall decrease in revenues and expenses is primarily a result of the Fund being in its maturity phase whereby the Fund is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

●
A significant decrease in our weighted average net investment in financing assets to $26.2 million for the three months ended March 31, 2011 as compared to $57.0 .million for the three months ended March 31, 2010,  a decrease of $30.8 million or 54%.  As we entered our maturity phase in August 2009, we have not acquired additional leases and loans since the first quarter of 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

The decrease in total expenses was primarily attributable to the following:

●
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of the portfolio of lease and loans. Outstanding borrowings were $21.1 million at March 31, 2011 as compared to $45.9 million at March 31, 2010.  Borrowings for the three months ended March 31, 2011 and 2010 were at an effective interest rate of 6.2% and 5.7%, respectively. We amended our debt facility effective March 6, 2009, such that it is now a term facility which is contractually repaid over time. As a result, our interest expense is expected to continue to decrease.

●
A significant decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio equipment financed assets.

Beginning May 1, 2009, the General Partner waived its asset management fees and reversed certain management fee accruals recorded previously in 2009.  Approximately $650,000 of management fees were waived for the three months ended March 31, 2011. The General Partner has also waived all future management fees.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2011 and 2010 was $4.32 and $8.10, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

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

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At March 31, 2011, the total future minimum lease payments scheduled to be received was $25.4 million which excludes the $1.9 million allowance for credit losses. The outstanding principal balance owed on our debt facility was $21.1 million. We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Period Ended March 31,
	2011	2010
Net cash provided by operating activities	$220	$258
Net cash provided by investing activities	4,348	7,334
Net cash used in financing activities	(4,603)	(7,743)
Decrease in cash	$(35)	$(151)

Cash decreased by $35,000 primarily due to a debt repayment of $4.6 million and distributions to our partners of $86,000 offset by net proceeds from leases and loans of $4.3 million.

As of March 31, 2011, $21.1 million was outstanding under our secured term loan agreement with WestLB. No further borrowings are available under the secured term loan agreement. This facility is secured by the pledging of eligible leases and loans. Recourse under this facility is limited to the amount of collateral pledged. As of March 31, 2011, $22.9 million of leases and loans and $1.5 million of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.3%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014. As of March 31, 2011, we were in compliance with all covenants contained in this agreement.

Partners’ distributions paid during the three months ended March 31, 2011 and 2010 were $86,000 and $171,000, respectively. In April 2009, and again in August of 2010, the limited partners’ monthly distributions were reduced to 4% and 2%, respectively, per annum of invested capital. Cumulative partner distributions paid from our inception to March 31, 2011 were approximately $9.2 million.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers and prevailing economic conditions.

The General Partner waived its management fees beginning May 1, 2009. Accordingly, we did not record any management fee expense for the three months ended March 31, 2011. The General Partner has also waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2011, our credit evaluation indicated a need for an allowance for credit losses of $1.9 million. As our lease portfolio ages, and if the economy in the United States deteriorates, we anticipate the need to increase our allowance for credit losses.

INDEX

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II.  OTHER INFORMATION

ITEM 6 – EXHIBITS

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

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)
10.4	Third Amendment to WestLB AG, New York Branch, Secured Loan Agreement (6)
10.5	Fourth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (7)
10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)
10.7	Seventh Amendment WestLB AG, New York Branch, Secured Loan Agreement (9)
10.8	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 26, 2004 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 and by this reference incorporated herein.
(4)	Filed previously on Form 8-K, filed on September 19, 2003 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.
(7)	File previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
By: LEAF Financial Corporation, the General Partner

May 16, 2011	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

May 16, 2011	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer