Form 10-Q
period 2011-06-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2011-08-09
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
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
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash	$22	$37
Restricted cash	1,514	1,853
Accounts receivable	9	21
Investment in leases and loans, net	16,817	27,139
Deferred financing costs, net	87	150
Other assets	72	83
Total assets	$18,521	$29,283

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$16,933	$25,665
Accounts payable and accrued expenses	244	76
Other liabilities	106	141
Derivative liabilities at fair value	673	1,066
Due to affiliate	7,626	7,723
Total liabilities	25,582	34,671

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(208)	(188)
Limited partners	(5,800)	(3,922)
Accumulated other comprehensive loss	(1,053)	(1,278)
Total partners’ deficit	(7,061)	(5,388)
Total liabilities and partners' deficit	$18,521	$29,283

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Interest on equipment financings	$350	$902	$867	$1,979
Rental income	79	80	160	185
Gains on sales of equipment and lease dispositions, net	162	27	140	255
Other income	98	323	178	490
	689	1,332	1,345	2,909

Expenses:
Interest expense	85	610	191	1,321
Loss on derivative activities	180	-	305	-
Depreciation on operating leases	61	62	130	148
Provision for credit losses	1,085	628	2,068	2,269
General and administrative expenses	203	76	260	410
Administrative expenses reimbursed to affiliate	52	200	116	410
	1,666	1,576	3,070	4,558
Net loss	$(977)	$(244)	$(1,725)	$(1,649)
Net loss allocated to limited partners	$(967)	$(242)	$(1,708)	$(1,633)

Weighted average number of limited partner units outstanding during the period	171,696	171,696	171,696	171,696
Net loss per weighted average limited partner unit	$(5.63)	$(1.41)	$(9.95)	$(9.51)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)
(Unaudited)

	General Partner	LimitedPartners		Accumulated Other Comprehensive	Total Partners’	Comprehensive
	Amount	Units	Amount	(Loss) Income	(Deficit) Capital	(Loss) Income

Balance at January 1, 2011	$(188)	171,696	$(3,922)	$(1,278)	$(5,388)

Cash distributions paid	(3)	-	(170)	-	(173)
Net loss	(17)	-	(1,708)	-	(1,725)	$(1,725)
Amortization of loss on financial derivatives	-	-	-	225	225	225

Balance, June 30, 2011	$(208)	171,696	$(5,800)	$(1,053)	$(7,061)	$(1,500)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,725)	$(1,649)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(140)	(255)
Depreciation on operating leases	130	148
Provision for credit losses	2,068	2,269
Amortization of deferred financing costs	63	125
Net gain on derivative activities	(168)	-
Changes in operating assets and liabilities:
Accounts receivable	12	3
Other assets	11	96
Accounts payable and accrued expenses and other liabilities	133	(183)
Due to affiliate	(97)	491
Net cash provided by operating activities	287	1,045

Cash flows from investing activities:
Proceeds from leases and loans	8,365	13,413
Security deposits returned	(101)	(194)
Net cash provided by investing activities	8,264	13,219

Cash flows from financing activities:
Repayment of debt	(8,732)	(15,310)
Decrease in restricted cash	339	1,299
Cash distributions to partners	(173)	(345)
Net cash used in financing activities	(8,566)	(14,356)

Decrease in cash	(15)	(92)
Cash, beginning of period	37	162
Cash, end of period	$22	$70

Supplemental cash flow disclosure:
Cash paid for interest	$132	$287

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund I, L.P. (the “Fund”) is a Delaware limited partnership formed on January 31, 2002 by its General Partner, LEAF Financial Corporation (the “General Partner”). The General Partner manages the Fund. The General Partner is a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service, and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of August 15, 2004, the Fund raised $17.1 million by selling 171,746 of its limited partner units. The Fund commenced operations in March 2003.

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

As of June 30, 2011 and 2010 in addition to its 1% general partnership interest, the General Partner also had invested $800,000 for a 6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 calendar year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment for each of the six month periods ended June 30, 2011 and 2010.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of collectors. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

Index

Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depended on whether the derivative had been designated and qualified for hedge accounting treatment pursuant to U. S. GAAP.

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

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, and periodic settlements of contracts, are recognized immediately in loss on derivative activities on the accompanying Consolidated Statements of Operations. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change.

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of June 30, 2011 is being reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Fund as of June 30, 2011:

Troubled Debt Restructurings - In 2010, the FASB issued guidance that required the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of certain additional disclosures about troubled debt restructurings.  This guidance is not expected to have a material impact on the Fund’s consolidated financial statements, results of operations or cash flows.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance will become effective for the Fund beginning January 1, 2012.  The Fund is currently evaluating the impact this amendment will have, if any, on its financial statements.

Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Fund beginning January 1, 2012.  The Fund is currently evaluating the impact this amendment will have, if any, on its financial statements.

Index

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Direct financing leases (a)	$14,384	$22,944
Loans (b)	4,388	5,480
Operating leases	215	395
	18,987	28,819
Allowance for credit losses	(2,170)	(1,680)
	$16,817	$27,139

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30,		December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$15,219	$5,074	$24,587	$6,311
Unearned income	(1,270)	(600)	(2,217)	(713)
Residuals, net of unearned residual income (a)	663	-	860	-
Security deposits	(228)	(86)	(286)	(118)
	$14,384	$4,388	$22,944	$5,480

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Equipment	$1,035	$1,287
Accumulated depreciation	(818)	(890)
Security deposits	(2)	(2)
	$215	$395

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $2.2 million and $1.7 million) as of June 30, 2011 and December 31, 2010, respectively (in thousands):

Index

	June 30, 2011		December 31, 2010
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$15,335	80.8%	$25,736	89.3%
Delinquent:
31 to 91 days past due	581	3.0%	949	3.3%
Greater than 91 days (a)	3,071	16.2%	2,134	7.4%

	$18,987	100.0%	$28,819	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $3.1 million and $2.1 million of leases and loans on nonaccrual status as of June 30, 2011 and December 31, 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Performing	$15,916	$26,685
Nonperforming	3,071	2,134

	$18,987	$28,819

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Allowance for credit losses, beginning of year	$1,921	$2,510	$1,680	$4,410
Provision for credit losses	1,085	628	2,068	2,269
Charge-offs	(995)	(1,429)	(1,859)	(5,008)
Recoveries	159	51	281	89
Allowance for credit losses, end of period (a)	$2,170	$1,760	$2,170	$1,760

(a) End of period balances are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2011 and December 31, 2010, deferred financing costs include $87,000 and $150,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of June 30, 2011 and December 31, 2010 was $1.1 million and $1.0 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending in June is as follows (in thousands):

June 30, 2012	$67
June 30, 2013	18
June 30, 2014	2
$87

NOTE 6 – BANK DEBT

The Fund has a secured term loan agreement with WestLB AG, New York Branch which is collateralized by specific lease receivables and related equipment.

As of June 30, 2011 and December 31, 2010, the outstanding balance under this financing arrangement was $16.9 million and $25.7 million, respectively. No further borrowings are available under the secured term loan agreement.  Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March, 2014. Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates ranging from July 2011 to June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of June 30, 2011, $18.3 million of leases and loans and $1.2 million of restricted cash were pledged as collateral under this facility. As of June 30, 2011, the Fund is in compliance with all covenants under this agreement.

Index

Debt   repayments: Estimated annual principal payments on the Fund’s aggregate borrowings ending June 30 are as follows (in thousands):

June 30, 2012	$9,302
June 30, 2013	4,846
June 30, 2014	1,425
June 30, 2015	1,360
$16,933

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund has elected not to use hedge accounting. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of June 30, 2011, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2011, it could be required to settle its obligations under the agreements at their termination value of $716,000.

At June 30, 2011, the Fund had 37 interest rate swap contracts that terminate on various dates ranging from July 2011 to June 2015 which generally coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments resulting in an unrealized loss which is being amortized into earnings over the remaining term of the Fund’s debt. While this change may create future volatility in the Fund’s reported income statement results, it is not expected to have any impact on the Fund’s future cash flows.  The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets and consolidated statements of operations as of June 30, 2011 (in thousands):

At June 30, 2011:
Derivatives not designated as hedging instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$19,039	Derivative liabilities, at fair value	$(673)

Index

	Three Months ended June 30, 2011	Six Months ended June 30, 2011
Amortization of loss on financial derivatives from accumulated other comphrensive income	112	225
Change in fair value of derivative activities	(148)	(393)
Settlements on derivative activities	216	473
Loss on derivative activities	180	305

As of June 30, 2011, $1.1 million of the unrealized loss remains in accumulated other comprehensive loss and approximately $421,000 is expected to be charged to earnings over the next 12 months.

The following tables present the amount of loss recognized in accumulated other comprehensive income and location and amount of loss reclassified from accumulated other comprehensive income to earnings prior to the derivatives being de-designated for the three and six month periods ending June 30, 2010:

	Amount of Loss		Location and Amount of Loss Reclassified from
	Recognized in OCI on Derivatives		Accumulated OCI into Income
	Three Months ended June 30, 2010	Six Months ended June 30, 2010		Three Months ended June 30, 2010	Six Months ended June 30, 2010
Derivatives designated as hedging instruments
Interest rate swap contracts	$(478)	$(200)	Interest expense	$(915)	$(420)

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

Index

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at June 30, 2011	$-	$(673)	$-	$(673)
Interest Rate Swaps at December 31, 2010	$-	$(1,066)	$-	$(1,066)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Management fees	$-	$-	$-	$-
Administrative expenses	$52	$200	$116	$410

Management Fees. The General Partner is entitled to receive a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to the Funds limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital.  Effective January 1, 2011, the General Partner has waived all future management fees.

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

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $120,000, calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of June 30, 2011, the Fund has a $75,000 remaining as a Repurchase Commitment.

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in other documents filed with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

We acquired a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from our General Partner. In addition, we made secured loans to end users to finance their purchase of equipment. We attempted to structure our secured loans so that, in an economic sense, there was no difference to us between a secured loan and a full payout equipment lease. We financed business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focused on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1 billion or less in total assets;

•	Or $100 million or less in total annual sales

Our principal objective was to generate regular cash distributions to our limited partners.

General Economic Overview

Recent reports on various aspects of the U.S. economy indicate that the outlook for the pace of recovery from the recession is very uncertain.  For the quarter ended June 30, 2011, reports showed that the health of the U.S. economy remains unsettled.  This is particularly noticeable with respect to economic indicators that affect the small to medium sized business community which has not fared as well as the larger businesses with respect to the economic recovery.  Because our portfolios are composed primarily of equipment leases and loans to the small to medium size business community, the slowness in recovery from the recent recession has had an adverse impact on portfolio performance.

Index

•
In June 2011 Robert Shiller of the S&P/Case-Shiller Home Price Index indicated that an additional 10% to 25% drop in U.S. home prices might be expected on top of the already experienced 33% drop in home prices since 2006.

•
The National Association of Credit Managers reported that the manufacturing and Services Index Levels for June 2011 remained at low levels.  “Many businesses seemed more cautious in the last month or so.  It appears this trepidation is affecting the willingness of business to expand and seek additional credit.”

•	The Equipment Finance and Lease Foundation Monthly Confidence Index declined sharply in June 2011 from 63.2% to 52.6%.

•	The national unemployment rate rose in June 2011 to 9.2%.

•	The rate of manufacturing slowed in June 2011 as reported by the Manufacturing Alliance’s MAPI outlook survey.

•	It was reported that the June 2011 consumer sentiment index dropped to its lowest level since March 2009.

Among these reported economic indicators the declining confidence in the U.S. economy from both the consumer index and the equipment leasing index are troublesome as these confidence indices tend to demonstrate not just current conditions but also set the trend for the near term.  When confidence declines consumers and businesses are less likely to acquire goods and services, and it is less likely that spending and entrepreneurial risk taking will increase.  Consumer spending accounts for approximately 70% of Gross Domestic Product (GDP) so improving confidence, particularly improving consumer confidence, is a key factor for sustained economic recovery. These various national economic trends have an impact on the businesses that have financings with us, and while the economy remains unsettled our portfolio performance may be affected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30,	December 31,
	2011	2010
Investment in leases and loans, net	$16,817	$27,139

Number of contracts	5,700	6,900
Number of individual end users (a)	5,200	6,300
Average original equipment cost	$15.3	$15.8
Average initial lease term (in months)	58	58
Average remaining lease term (in months)	20	23
States accounting for more than 10% of lease and loan portfolio:
California	12%	9%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	28%	23%
Industrial Equipment	21%	22%
Office Equipment	15%	16%
Water Purification	13%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	53%	50%
Retail Trade	11%	11%
Manufacturing	10%	11%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$18,987	$43,297	$(24,310)	(56)%
Less: allowance for credit losses	2,170	1,760	410	23%
Investment in leases and loans, net	$16,817	$41,537	$(24,720)	(60)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$23,740	$51,955	$(28,215)	(54)%
Non-performing assets	$3,071	$2,293	$778	34%
Charge-offs, net of recoveries	$1,578	$4,919	$(3,341)	(68)%
As a percentage of finance receivables:
Allowance for credit losses	11.4%	4.1%
Non-performing assets	16.2%	5.3%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	6.6%	9.5%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Our non-performing assets, as a percentage of finance receivables have increased from 5.3% at June 30, 2010 to 16.2% at June 30, 2011.  However, our allowance for credit losses as a percentage of our investments in leases and loans also increased to 11.4% at June 30, 2011 from 4.1% at June 30, 2010 to reflect the impact of the increase in non-performing assets. Our net charge-offs decreased in 2011 compared to 2010 primarily due to the ongoing reduction of the portfolio.

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

For a complete discussion of our critical accounting procedures and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operation- Critical Accounting Policies and Estimates.”  There have been no material changes to those policies through June 30, 2011.

Index

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$350	$902	$(552)	(61)%
Rental income	79	80	(1)	(1)%
Gains on sales of equipment and lease dispositions, net	162	27	135	500%
Other income	98	323	(225)	(70)%
	689	1,332	(643)	(48)%

Expenses:
Interest expense	85	610	(525)	(86)%
Loss on derivative activities	180	-	180	100%
Depreciation on operating leases	61	62	(1)	(2)%
Provision for credit losses	1,085	628	457	73%
General and administrative expenses	203	76	127	167%
Administrative expenses reimbursed to affiliate	52	200	(148)	(74)%
	1,666	1,576	90	6%
Net loss	$(977)	$(244)	$(733)
Net loss allocated to limited partners	$(967)	$(242)	$(725)

The overall decrease in revenues is primarily a result of the Fund being in its maturity phase whereby it is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

●
A significant decrease in our weighted average net investment in financing assets to $21.3 million for the three months ended June 30, 2011 as compared to $47.0 million for the three months ended June 30, 2010,  a decrease of $25.7  million or 55%.  As we entered our maturity phase in August 2009, we are not permitted under the partnership agreement to acquire additional leases and loans since the first quarter of 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

The increase in total expenses was primarily attributable to the following:

●
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of the portfolio of lease and loans. Outstanding borrowings were $16.9 million at June 30, 2011 as compared to $39.0 million at June 30, 2010.  We amended our debt facility effective March 6, 2009, such that it is a term facility which is contractually repaid over time. As a result, our interest expense is expected to continue to decrease.

As discussed in Note 7, subsequent to discontinuing hedge accounting on our interest rate swap contracts we have recorded all derivative activity through loss on derivative activities.  Cash settlements on interest rate swaps for the three month period ended June 30, 2011 were $216,000.

●	An increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2011 and 2010 was $5.63 and $1.41, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Index

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$867	$1,979	$(1,112)	(56)%
Rental income	160	185	(25)	(14)%
Gains on sales of equipment and lease dispositions, net	140	255	(115)	(45)%
Other income	178	490	(312)	(64)%
	1,345	2,909	(1,564)	(54)%

Expenses:
Interest expense	191	1,321	(1,130)	(86)%
Loss on derivative activities	305	-	305	100%
Depreciation on operating leases	130	148	(18)	(12)%
Provision for credit losses	2,068	2,269	(201)	(9)%
General and administrative expenses	260	410	(150)	(37)%
Administrative expenses reimbursed to affiliate	116	410	(294)	(72)%
	3,070	4,558	(1,488)	(33)%
Net loss	$(1,725)	$(1,649)	$(76)
Net loss allocated to limited partners	$(1,708)	$(1,633)	$(75)

The decrease in total revenues was primarily attributable to the following:

●
A significant decrease in our weighted average net investment in financing assets to $23.7  million for the six months ended June 30, 2011 as compared to $52.0 million for the six months ended June 30, 2010, a decrease of $28.3 million or 54.4% as we entered our maturity phase in August 2009. We have not acquired additional leases and loans since the first quarter of 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

The decrease in total expenses was primarily attributable to the following:

●
A decrease in interest expense primarily due to the decrease in our debt caused by the ongoing maturities of the portfolio of lease and loans. Outstanding borrowings were $16.9 million at June 30, 2011 as compared to $39.0 million at June 30, 2010.  We amended our debt facility effective March 6, 2009, such that it is a term facility which is contractually repaid over time. As a result, our interest expense is expected to continue to decrease.

As discussed in Note 7, subsequent to discontinuing hedge accounting on our interest rate swap contracts we have recorded all derivative activity through loss on derivative activities.  Cash settlements on interest rate swaps for the six month period ended June 30, 2011 were $473,000.

●	A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2011 and 2010 was $9.95 and $9.51, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Index

Liquidity and Capital Resources

General

Our major source of liquidity is excess cash derived from the collection of lease payments, after payment of debt principal and interest on debt. Our other cash requirements, in addition to debt service, are for normal operating expenses and distributions to partners. We plan to fund our other cash requirements for operating expenses and distributions to partners from cash remaining after payments for debt service.

As noted previously, we entered the maturity phase in August 2009. Accordingly, we will not be acquiring any additional leases or loans. As more fully discussed below, in the first quarter of 2009, we renegotiated our revolving debt facility into a term facility that will be repaid as payments are received on the correlating portfolio of leases and loans with any remaining balance due March 14, 2014. In summary, in return for agreeing to a term loan that accelerates the repayment of the loan, the lender agreed to remove all financial covenants from the loan agreement. The remaining covenants are non-financial in nature.

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At June 30, 2011, the total future minimum lease payments scheduled to be received was $20.3 million which excludes the $2.2 million allowance for credit losses. The outstanding principal balance owed on our debt facility was $16.9 million. We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$287	$1,045
Net cash provided by investing activities	8,264	13,219
Net cash used in financing activities	(8,566)	(14,356)
Decrease in cash	$(15)	$(92)

Cash decreased by $15,000 primarily due to a debt repayment of $8.7 million and distributions to our partners of $173,000 offset by net proceeds from leases and loans of $8.3 million.

As of June 30, 2011, $16.9 million was outstanding under our secured term loan agreement with WestLB. No further borrowings are available under the secured term loan agreement. This facility is secured by the pledging of eligible leases and loans. Recourse under this facility is limited to the amount of collateral pledged. As of June 30, 2011, $18.3 million of leases and loans and $1.2 million of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.3%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014. As of June 30, 2011, we were in compliance with all covenants contained in this agreement.

Partners’ distributions paid during the six months ended June 30, 2011 and 2010 were $173,000 and $345,000, respectively.  Cumulative partner distributions paid from our inception to June 30, 2011 were approximately $9.2 million.  To date, limited partners have received total distributions of approximately 54% of their original amount invested, depending upon when the investment was made.  Our General Partner is working to maximize the amount that can be distributed to our limited partners in the future. The July 2010 distribution was made at the 4.0% rate that has been in effect since 2009. However, beginning in August 2010, distributions were lowered to 2.0% in order to pay down our bank loan faster in order to reduce cash payments for interest as we liquidate the lease and loan portfolio over the next few years. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers and prevailing economic conditions.

Beginning May 1, 2009, our General Partner waived its asset management fee. Through June 30, 2011 the General Partner has waived $1.6 million of asset management fees, of which $223,000 related to the six months ended June 30, 2011.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At June 30, 2011, our credit evaluation indicated a need for an allowance for credit losses of $2.2 million. As our lease portfolio ages, and if the economy in the United States deteriorates, we anticipate the need to increase our allowance for credit losses.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)
10.4	Third Amendment to WestLB AG , New York Branch, Secured Loan Agreement (6)
10.5	Fourth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (7)
10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)
10.7	Seventh Amendment WestLB AG, New York Branch, Secured Loan Agreement (9)
10.8	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Lease Equity Appreciation Fund I, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Partners’ (Deficit) Capital, (iv) Consolidated Statements of Cash Flows, and (v) related financial notes.

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 26, 2004 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 and by this reference incorporated herein.
(4)	Filed previously on Form 8-K, filed on September 19, 2003 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation, its General Partner

August 9, 2011	By:	/s/ Crit S. Dement
CRIT S. DEMENT
Chairman and Chief Executive Officer

August 9, 2011	By:	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer