Form 10-Q
period 2011-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2011-11-14
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
INDEX TO ANNUAL REPORT
ON FORM 10-Q

Index

PART 1. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash	$113	$37
Restricted cash	1,195	1,853
Accounts receivable	6	21
Investment in leases and loans, net	13,392	27,139
Deferred financing costs, net	64	150
Other assets	91	83
Total assets	$14,861	$29,283

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$13,649	$25,665
Accounts payable and accrued expenses	282	76
Other liabilities	103	141
Derivative liabilities, at fair value	521	1,066
Due to affiliates	7,681	7,723
Total liabilities	22,236	34,671

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(212)	(188)
Limited partners	(6,220)	(3,922)
Accumulated other comprehensive loss	(943)	(1,278)
Total partners’ deficit	(7,375)	(5,388)
Total liabilities and partners' deficit	$14,861	$29,283

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Interest on equipment financings	$351	$813	$1,218	$2,770
Rental income	51	91	211	276
(Losses) gains on sales of equipment and lease dispositions, net	(17)	(81)	122	196
Other income	54	112	233	602
	439	935	1,784	3,844

Expenses:
Interest expense	68	523	259	1,844
Loss on derivative activities	138	-	442	-
Depreciation on operating leases	35	75	165	223
Provision for credit losses	309	721	2,378	2,990
General and administrative expenses	179	175	439	585
Administrative expenses reimbursed to affiliate	45	143	161	553
	774	1,637	3,844	6,195
Net loss	$(335)	$(702)	$(2,060)	$(2,351)
Net loss allocated to limited partners	$(332)	$(695)	$(2,039)	$(2,327)

Weighted average number of limited partner units outstanding during the period	171,696	171,696	171,696	171,696
Net loss per weighted average limited partner unit	$(1.93)	$(4.05)	$(11.88)	$(13.56)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	(Loss) Income	Deficit	(Loss) Income

Balance at January 1, 2011	$(188)	171,696	$(3,922)	$(1,278)	$(5,388)

Cash distributions paid	(3)	-	(259)	-	(262)
Net loss	(21)	-	(2,039)	-	(2,060)	$(2,060)
Amortization of loss on financial derivatives	-	-	-	335	335	335

Balance, September 30, 2011	$(212)	171,696	$(6,220)	$(943)	$(7,375)	$(1,725)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,060)	$(2,351)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(122)	(196)
Depreciation on operating leases	165	223
Provision for credit losses	2,378	2,990
Amortization of deferred financing costs	86	175
Net gain on derivative activities	(210)	-
Changes in operating assets and liabilities:
Accounts receivable	15	3
Other assets	(8)	149
Accounts payable and accrued expenses and other liabilities	168	(202)
Due to affiliates	(42)	486
Net cash provided by operating activities	370	1,277

Cash flows from investing activities:
Proceeds from leases and loans	11,467	21,050
Security deposits returned	(141)	(264)
Net cash provided by investing activities	11,326	20,786

Cash flows from financing activities:
Repayment of debt	(12,016)	(21,561)
Decrease (increase) in restricted cash	658	(178)
Cash distributions to partners	(262)	(459)
Net cash used in financing activities	(11,620)	(22,198)

Increase (decrease) in cash	76	(135)
Cash, beginning of period	37	162
Cash, end of period	$113	$27

Supplemental cash flow disclosure:
Cash paid for interest	$178	$405

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund I, L.P. (“LEAF I” or the “Fund”) is a Delaware limited partnership formed on January 31, 2002 by its General Partner, LEAF Financial Corporation (the “General Partner”). The General Partner manages the Fund. The General Partner is a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service, and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of August 15, 2004, the Fund raised $17.1 million by selling 171,746 of its limited partner units. The Fund commenced operations in March 2003.

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. The Fund’s five-year reinvestment period has ended and the Fund entered the maturity period in August 2009. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2013. Contractually, the Fund will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (The Partnership Agreement).

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

As of September 30, 2011 and 2010, in addition to its 1% general partnership interest, the General Partner also had invested $800,000 for a 6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 calendar year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment for each of the nine month periods ended September 30, 2011 and 2010.

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

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of September 30, 2011 is being reclassified into earnings as an adjustment to loss on derivative activities over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Recent Accounting Standards

Accounting Standards Recently Adopted

Troubled Debt Restructurings - In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  This guidance was effective for the Fund for the period ended September 30, 2011.  The Fund has provided the required disclosures in the notes to its consolidated financial statements.

Accounting Standards Issued But Not Yet Effective

The FASB has issued the following guidance that is not yet effective for the Fund as of September 30, 2011:

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

Index

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Direct financing leases (a)	$9,999	$22,944
Loans (b)	3,621	5,480
Operating leases	142	395
	13,762	28,819
Allowance for credit losses	(370)	(1,680)
	$13,392	$27,139

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 108 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30,		December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$10,472	$4,178	$24,587	$6,311
Unearned income	(858)	(477)	(2,217)	(713)
Residuals, net of unearned residual income (a)	580	-	860	-
Security deposits	(195)	(80)	(286)	(118)
	$9,999	$3,621	$22,944	$5,480

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Equipment	$792	$1,287
Accumulated depreciation	(650)	(890)
Security deposits	-	(2)
	$142	$395

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $370,000 and $1.7 million) as of September 30, 2011 and December 31, 2010, respectively (in thousands):

	September 30, 2011		December 31, 2010
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$12,956	94.2%	$25,736	89.3%
Delinquent:
31 to 91 days past due	320	2.3%	949	3.3%
Greater than 91 days (a)	486	3.5%	2,134	7.4%

	$13,762	100.0%	$28,819	100.0%

(a) Balances in this age category are collectively evaluated for impairment.

Index

The Fund had $486,000 and $2.1 million of leases and loans on nonaccrual status as of September 30, 2011 and December 31, 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Performing	$13,276	$26,685
Nonperforming	486	2,134

	$13,762	$28,819

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Allowance for credit losses, beginning of period	$2,170	$1,760	$1,680	$4,410
Provision for credit losses	309	721	2,378	2,990
Charge-offs	(2,314)	(737)	(4,175)	(5,745)
Recoveries	205	146	487	235
Allowance for credit losses, end of period (a)	$370	$1,890	$370	$1,890
(a) End of period balances are collectively evaluated for impairment.

Commercial financial receivables whose terms are modified are classified as troubled debt restructurings if the Fund grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled payments, an extension of a commercial financial receivable’s stated maturity date or a reduction in interest rate. Non-accrual troubled debt restructurings can be restored to accrual status if principal and interest payments, under the modified terms, become current subsequent to modification. Troubled debt restructurings are included in the Fund’s migration analysis when evaluating the allowance for credit losses.

The following table presents troubled debt restructurings of the Fund and troubled debt restructurings that subsequently defaulted during the period ended September 30, 2011 (in thousands):

	Modifications as of September 30, 2011
Troubled debt restructurings:	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Finance leases and loans	9	$51	$119
Operating leases	-	-	-

Troubled debt restructurings that subsequently defaulted:	Number of Contracts	Recorded investment

Finance leases and loans	3	$102
Operating leases	-	-

Index

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2011 and December 31, 2010, deferred financing costs include $64,000 and $150,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of September 30, 2011 and December 31, 2010 was $1.1 million and $1.0 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for each of the five succeeding annual periods ending in September are as follows (in thousands):

September 30, 2012	$8,153
September 30, 2013	3,554
September 30, 2014	1,942
$13,649

NOTE 6 – BANK DEBT

The Fund has a secured term loan agreement with WestLB AG, New York Branch which is collateralized by specific lease receivables and related equipment.

As of September 30, 2011 and December 31, 2010, the outstanding balance under this financing arrangement was $13.6 million and $25.7 million, respectively. No further borrowings are available under the secured term loan agreement.  Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance expected to be paid in March, 2014. Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates ranging from December 2011 to June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of September 30, 2011, $13.8 million of leases and loans and $860,000 of restricted cash were pledged as collateral under this facility. As of September 30, 2011, the Fund is in compliance with all covenants under this agreement.

Debt   repayments: Estimated annual principal payments on the Fund’s aggregate borrowings for each of the three succeeding annual periods ending September 30 are as follows (in thousands):

September 30, 2012	$8,153
September 30, 2013	3,554
September 30, 2014	1,942
$13,649

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund has elected not to use hedge accounting. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of September 30, 2011, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2011, it could be required to settle its obligations under the agreements at their termination value of $555,000.

At September 30, 2011, the Fund had 35 interest rate swap contracts that terminate on various dates ranging from December 2011 to June 2015 which generally coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments resulting in an unrealized loss which is being amortized into earnings over the remaining term of the Fund’s debt. While this change may create future volatility in the Fund’s reported income statement results, it is not expected to have any impact on the Fund’s future cash flows.  The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets and consolidated statements of operations as of September 30, 2011 (in thousands):

Index

At September 30, 2011:
Derivatives not designated as hedging instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts	$15,659	Derivative liabilities, at fair value	$(521)

	Three Months ended September 30, 2011	Nine Months ended September 30, 2011
Amortization of loss on financial derivatives from accumulated other comphrensive income	110	335
Change in fair value of derivative activities	(152)	(545)
Settlements on derivative activities	180	652
Loss on derivative activities	138	442

As of September 30, 2011, $943,000 of the unrealized loss remains in accumulated other comprehensive loss and approximately $404,000 is expected to be charged to earnings over the next 12 months.

The following tables present the amount of loss recognized in accumulated other comprehensive income and location and amount of loss reclassified from accumulated other comprehensive income to earnings prior to the derivatives being de-designated for the three and nine month periods ending September 30, 2010:

	Amount of Loss		Location and Amount of Loss Reclassified from
	Recognized in OCI on Derivatives		Accumulated OCI into Income
Derivatives designated as hedging instruments	Three Months ended September 30, 2010	Nine Months ended September 30, 2010		Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Interest rate swap contracts	$(197)	$(675)	Interest expense	$(357)	$(1,272)

NOTE 8 – FAIR VALUE MEASUREMENT

For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.

It is not practicable for the Fund to estimate the fair value of the Fund’s leases and loans. They are comprised of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third-parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.

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

Index

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at September 30, 2011	$-	$(521)	$-	$(521)
Interest Rate Swaps at December 31, 2010	$-	$(1,066)	$-	$(1,066)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement (the “Partnership Agreement”). The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Management fees	$-	$-	$-	$-
Administrative expenses	$45	$143	$161	$553

Management Fees. Pursuant to the Partnership Agreement the General Partner is entitled to receive a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to the Funds limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital.  On May 1, 2009, the General Partner waived management fees and subsequently waived all future management fees.

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

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $120,000, calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of September 30, 2011, the Fund has $77,000 remaining as a Repurchase Commitment.

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

We acquired a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from our General Partner. In addition, we made secured loans to end users to finance their purchase of equipment. We attempted to structure our secured loans so that, in an economic sense, there was no difference to us between a secured loan and a full payout equipment lease. We financed business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focused on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1 billion or less in total assets;

•	Or $100 million or less in total annual sales.

Our principal objective was to generate regular cash distributions to our limited partners.

General Economic Overview

During the third quarter of 2011, there was continuing erosion in both consumer and business confidence. The decline in confidence has negatively impacted an already uncertain economic outlook.  Confidence in the U.S. economy and capital markets is a key driver to overall economic health including the equipment finance industry.  When confidence improves consumers and business are likely to acquire goods and services including equipment.  When confidence declines the opposite is more likely.  Because the Fund’s portfolio is composed primarily of equipment leases and loans to small and medium size businesses declining consumer and business’ confidence can have a negative impact on our industry.  Of particular note, the Equipment Leasing & Finance Foundation Monthly Confidence Index continued to decline falling to 47.6 in September 2011, from 50.0 in August 2011 and 52.6 in June 2011.  Additional third quarter news reports on economic performance confirmed the economy continues to struggle.  A sampling of notable economic news items is presented below.

Index

•	At its September 20-21 meeting, the Federal Reserve declared that there were significant downside risks to the economy and the Federal Reserve announced a new $400 billion stimulus program.

•	Both the Standard & Poor /Case-Shiller Home Price Index and the National Association of Realtors Housing Price Index reported declines.

•
Three key measures of consumer and business confidence, the University of Michigan Consumer Sentiment Index, the Conference Board Consumer Confidence Index, and the NFIB Business Optimism Index all posted declines.

•	FICO reported that its survey of bank risk managers shows an expectation that mortgage foreclosures will continue to rise and housing prices are unlikely to return to 2007 levels until 2020.

•	Experian reported that findings from its Business Benchmark Report showed that small businesses had an increase in severely delinquent accounts.

•	The Commerce Department reported that August 2011 sales of new homes fell for the fourth straight month and are less than half the level necessary for a sustained and healthy housing market.

The various consumer, business and equipment leasing indices demonstrate not just current conditions but also are strong predictors of the trend for the near term, and the prediction for the near term is not positive. The various national economic trends have an impact on the businesses that have financings with the LEAF Funds, and while the economy remains unsettled, the LEAF Funds portfolio performance may be affected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30,	December 31,
	2011	2010
Investment in leases and loans, net	$13,392	$27,139

Number of contracts	4,300	6,900
Number of individual end users (a)	3,900	6,300
Average original equipment cost	$17.0	$15.8
Average initial lease term (in months)	61	58
Average remaining lease term (in months)	22	23
States accounting for more than 10% of lease and loan portfolio:
California	12%	9%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	24%	22%
Medical Equipment	20%	23%
Office Equipment	16%	16%
Water Purification	15%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	48%	50%
Retail Trade	12%	11%
Manufacturing	11%	11%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Nine Months Ended September 30,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$13,762	$35,005	$(21,243)	(61)%
Less: allowance for credit losses	370	1,890	(1,520)	(80)%
Investment in leases and loans, net	$13,392	$33,115	$(19,723)	(60)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$21,328	$47,877	$(26,549)	(55)%
Non-performing assets	$486	$2,584	$(2,098)	(81)%
Charge-offs, net of recoveries	$3,688	$5,510	$(1,822)	(33)%
As a percentage of finance receivables:
Allowance for credit losses	2.7%	5.4%
Non-performing assets	3.5%	7.4%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	17.3%	11.5%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Despite this, our non-performing assets as a percentage of finance receivables decreased from 7.4% at September 30, 2010 to 3.5% at September 30, 2011, reflecting an improvement in the aging of our portfolio.  Our allowance for credit losses as a percentage of our investments in leases and loans also reflects this, decreasing from 5.4% at September 30, 2010 to 2.7% at September 30, 2011.

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

For a complete discussion of our critical accounting procedures and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operation- Critical Accounting Policies and Estimates.”  There have been no material changes to those policies through September 30, 2011.

Index

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$351	$813	$(462)	(57)%
Rental income	51	91	(40)	(44)%
(Losses) gains on sales of equipment and lease dispositions, net	(17)	(81)	64	(79)%
Other income	54	112	(58)	(52)%
	439	935	(496)	(53)%

Expenses:
Interest expense	68	523	(455)	(87)%
Loss on derivative activities	138	-	138	100%
Depreciation on operating leases	35	75	(40)	(53)%
Provision for credit losses	309	721	(412)	(57)%
General and administrative expenses	179	175	4	2%
Administrative expenses reimbursed to affiliate	45	143	(98)	(69)%
	774	1,637	(863)	(53)%
Net loss	$(335)	$(702)	$367
Net loss allocated to limited partners	$(332)	$(695)	$363

The overall decrease in revenues is primarily a result of the Fund being in its maturity phase whereby it is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•
A significant decrease in interest on equipment financings, due to a decrease in our weighted average net investment in financing assets to $16.6 million for the three months ended September 30, 2011 as compared to $39.9 million for the three months ended September 30, 2010,  a decrease of $9.1 million or 35%.  As we entered our maturity phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans since the first quarter of 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	A decrease in losses on sales of equipment and lease dispositions, net. Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased from $112,000 for the three months ended September 30, 2010 to $54,000 for the three months ended September 30, 2011, a decrease of $58,000 or 52%.  The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of the portfolio of lease and loans. Outstanding borrowings were $13.6 million at September 30, 2011 as compared to $32.8 million at September 30, 2010.  We expect our interest expense to continue to decrease as our leases and loans amortize down.

As discussed in Note 7, subsequent to discontinuing hedge accounting on our interest rate swap contracts we have recorded all derivative activity through loss on derivative activities.  Cash settlements on interest rate swaps for the three month period ended September 30, 2011 were $180,000.

•	A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2011 and 2010 was $1.93 and $4.05, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Index

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$1,218	$2,770	$(1,552)	(56)%
Rental income	211	276	(65)	(24)%
(Losses) gains on sales of equipment and lease dispositions, net	122	196	(74)	(38)%
Other income	233	602	(369)	(61)%
	1,784	3,844	(2,060)	(54)%

Expenses:
Interest expense	259	1,844	(1,585)	(86)%
Loss on derivative activities	442	-	442	100%
Depreciation on operating leases	165	223	(58)	(26)%
Provision for credit losses	2,378	2,990	(612)	(20)%
General and administrative expenses	439	585	(146)	(25)%
Administrative expenses reimbursed to affiliate	161	553	(392)	(71)%
	3,844	6,195	(2,351)	(38)%
Net loss	$(2,060)	$(2,351)	$291
Net loss allocated to limited partners	$(2,039)	$(2,327)	$288

The decrease in total revenues was primarily attributable to the following:

•
A significant decrease in interest on equipment financings due to a decrease in our weighted average net investment in financing assets to $21.3 million for the nine months ended September 30, 2011 as compared to $47.9 million for the nine months ended September 30, 2010, a decrease of $26.6 million or 55.5% as we entered our maturity phase in August 2009. We have not acquired additional leases and loans since the first quarter of 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	A decrease in gains on sales of equipment and lease dispositions, net. Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased from $602,000 for the nine months ended September 30, 2010 to $233,000 for the nine months ended September 30, 2011, a decrease of $369,000 or 61%.  The decrease in other income is primarily related to a decrease in late fee income and collection administrative fees, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•
A decrease in interest expense primarily due to the decrease in our debt caused by the ongoing maturities of the portfolio of lease and loans. Outstanding borrowings were $13.6 million at September 30, 2011 as compared to $32.8 million at September 30, 2010.  We amended our debt facility effective March 6, 2009, such that it is a term facility which is contractually repaid over time. As a result, our interest expense is expected to continue to decrease.

As discussed in Note 7, subsequent to discontinuing hedge accounting on our interest rate swap contracts we have recorded all derivative activity through loss on derivative activities.  Cash settlements on interest rate swaps for the nine month period ended September 30, 2011 were $653,000.

•	A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2011 and 2010 was $11.88 and $13.56, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

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

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At September 30, 2011, the total future minimum lease and loan payments scheduled to be received was $14.6 million which excludes the $370,000 allowance for credit losses. The outstanding principal balance owed on our debt facility was $13.6 million. We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$370	$1,277
Net cash provided by investing activities	11,326	20,786
Net cash used in financing activities	(11,620)	(22,198)
Increase (decrease) in cash	$76	$(135)

Cash increased by $76,000 primarily due to net proceeds from leases and loans of $11.3 million and an overall reduction in expenses, partially offset by debt repayments of $12.0 million and distributions to our partners of $262,000.

As of September 30, 2011, $13.6 million was outstanding under our secured term loan agreement with WestLB. No further borrowings are available under the secured term loan agreement. This facility is secured by the pledging of eligible leases and loans. Recourse under this facility is limited to the amount of collateral pledged. As of September 30, 2011, $13.8 million of leases and loans and $860,000 of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.3%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014. As of September 30, 2011, we were in compliance with all covenants contained in this agreement.

Partners’ distributions paid during the nine months ended September 30, 2011 and 2010 were $262,000 and $459,000, respectively.  Cumulative partner distributions paid from our inception to September 30, 2011 were approximately $9.4 million.  To date, limited partners have received total distributions of approximately 55% of their original amount invested, depending upon when the investment was made.  Our General Partner is working to maximize the amount that can be distributed to our limited partners in the future. The July 2010 distribution was made at the 4.0% rate that has been in effect since 2009. However, beginning in August 2010, distributions were lowered to 2.0% in order to pay down our bank loan faster in order to reduce cash payments for interest as we liquidate the lease and loan portfolio over the next few years. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers and prevailing economic conditions.

Beginning May 1, 2009, our General Partner waived its asset management fee. Through September 30, 2011, the General Partner has waived $1.6 million of asset management fees, of which $303,000 related to the nine months ended September 30, 2011.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At September 30, 2011, our credit evaluation indicated a need for an allowance for credit losses of $370,000. As our lease portfolio ages, and if the economy in the United States deteriorates, we may need to increase our allowance for credit losses.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation, its General Partner

November 14, 2011	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

November 14, 2011	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer