Form 10-K
period 2011-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2012-03-28
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. Our five year reinvestment period has ended and we entered the liquidation period in August 2009. In the event we are unable to sell our remaining leases and secured loans during the liquidation period, to the extent that there is excess cash, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2013. We will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in our Limited Partnership Agreement.

We acquired a diversified portfolio of new, used, or reconditioned equipment that we lease to third-parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from our General Partner. In addition, we made secured loans to end users to finance their purchase of equipment. We attempted to structure our secured loans so that, in an economic sense, there was no difference to us between a secured loan and a full payout equipment lease. We financed business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focused on the small to mid-size business market, which generally includes businesses with:

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

As discussed further in ITEM 7, the economic recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so as the economy recovers.

Available Information

We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.LEAFFinancial.com. We make our SEC filings available free of charge on or through our General Partner’s-internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

ITEM 5 –	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders, including our General Partner with respect to limited partner units it purchased.

Number of Partners as of December 31, 2011
Title of Class
Limited Partners	440
General Partner	1

Total distributions paid to limited partners for years ended December 31, 2011, 2010 and 2009 were $342,000, $543,000 and $1.0 million, respectively. These distributions were paid on a monthly basis to our limited partners at rate of approximately 2% in 2011, 3% in 2010, and 4% in 2009 of their original capital contribution to us.

Index

ITEM 6 – SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements (in thousands, except for units and per unit data):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Revenues	$2,179	$4,665	$8,298	$12,054	$9,468
Interest expense	761	2,089	4,072	5,625	5,025
Provision for credit losses	2,550	4,018	5,732	2,939	1,282
Other expenses	924	1,652	3,336	4,122	3,412
Total expenses	4,235	7,759	13,140	12,686	9,719
Net loss	$(2,056)	$(3,094)	$(4,842)	$(632)	$(251)
Net loss allocated to limited partners	$(2,035)	$(3,063)	$(4,794)	$(626)	$(249)
Distributions to partners	344	548	1,038	1,737	1,534
Weighted average number of limited partner units outstanding during the year	171,696	171,696	171,696	171,712	171,746
Net loss income per weighted average limited partner unit	$(11.85)	$(17.84)	$(27.92)	$(3.64)	$(1.45)

	December 31,
	2011	2010	2009	2008	2007
Investment in leases and loans, net	$10,565	$27,139	$56,918	$95,844	$99,588
Total assets	11,817	29,283	61,708	104,435	109,530
Bank debt	10,889	25,665	54,343	91,057	97,302
Partners’ (deficit) capital:
General partner	(211)	(188)	(152)	(94)	(71)
Limited partners	(6,299)	(3,922)	(316)	5,506	7,855
Accumulated other comprehensive loss	(833)	(1,278)	(1,987)	(3,858)	(1,162)
Total partners’ (deficit) capital	$(7,343)	$(5,388)	$(2,455)	$1,554	$6,622

Index

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2011.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equity Appreciation Fund I, L.P. and subsidiary.

Fund Summary

As discussed in more detail in Item 1, we acquired a diversified portfolio of new, used or reconditioned equipment that we leased to third-parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from our General Partner. In addition, we made secured loans to end users to finance their purchase of equipment.

When we commenced operations in 2003, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets and historically low credit losses. However, it is widely believed that the United States economy over the past few years has suffered through the worst economic recession in over 75 years.  The recession has been severe and its consequences broadly felt.  Many well-known major financial institutions failed and others had to be bailed out.  Unemployment soared to generational highs and has remained at such levels.  Bank lending was severely reduced and became more expensive.   In recent years, banks became much more reluctant to lend, and when they did, it became more expensive to borrow.  If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance.  The recession caused increased delinquencies and losses greater than we had projected requiring us to repay our lender the amounts borrowed against delinquent leases in addition to anticipated principal pay down.

Our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $7.7 million from inception through December 31, 2011 in order to preserve our cash.  Additionally, effective May 1, 2009, the General Partner has also waived future management fees in order to preserve our cash.  We entered our liquidation phase in August 2009, and are prohibited under the Partnership Agreement from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 48% to 62% of their original amount invested, depending upon when the investment was made.  Our General Partner is working to maximize the amount that can be distributed to our limited partners in the future. Beginning in August 2010, distributions were lowered to 2.0% in order to pay down our bank loan faster in order to reduce cash payments for interest as our lease and loan portfolio matures over the next few years.

General Economic Overview

Uncertainty and caution continue to reign in the various forecasts for the U.S. economy. However, during the fourth quarter of 2011 there was, on balance, more favorable economic news than unfavorable economic news.  During the fourth quarter of 2011 there was improvement in the employment rate, reduction in jobless claims, and increases in equipment sales and business borrowing, both of which tend to be precursors to sustained economic growth.  At the same time continued uncertainty and a lack of confidence in the small business community, a key driver in long term job creation, continue to be major impediments to steady and sustained economic growth.  Significant economic statistics reported on fourth quarter activity are presented below.

•
The National Federation of Independent Business survey showed that small business concerns over business conditions and the political climate continue to be key reasons preventing business expansion.  Small businesses comprise the majority of the borrowers and lessees in the LEAF Fund’s portfolio and consequently the health of the small business community is critical to the LEAF Funds portfolio performance.

•
The National Association of Realtors reported that existing home sales in December 2011 increased for the third month in a row and remained above prior year levels significantly reducing the housing inventory. At the same time the S&P Case-Shiller Home Price Index showed decreases in home prices. So while there is more sales activity (a positive), the price declines negatively impact personal wealth (a negative).

•	The Federal Reserve’s Beige Book released in the fourth quarter of 2011 showed increases in consumer spending and manufacturing activity and economic activity was described as slow to moderate.

•	During the fourth quarter of 2011 the unemployment rate fell to 8.5%, and the Institute of Supply Management reported an accelerating pace in U.S. manufacturing which supported employment gains.

Index

•
The Equipment Lease and Finance Foundation’s Monthly Confidence Index in December 2011 was 57.2 signifying steadying optimism about business activity among surveyed executives in the equipment lease and finance industry.  Similarly the December 2011 Credit Manager’s Index published by the National Association of Credit Managers increased to 54.4 (positive territory) driven largely by gains in the service industry.

 As stated previously the overall economic trends in the fourth quarter of 2011 tended to be more positive than negative.  Those trends are in line with recent stability shown in the LEAF Funds portfolio performance.  However, while uncertainty in the economic outlook persists, and while the economy remains unsettled, the LEAF Funds portfolio performance may be affected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2011	2010
Investment in leases and loans, net	$10,565	$27,139

Number of contracts	3,700	6,900
Number of individual end users (a)	3,500	6,300
Average original equipment cost	$17.6	$15.8
Average initial lease term (in months)	62	58
Average remaining lease term (in months)	21	23
States accounting for more than 10% of lease and loan portfolio:
California	15%	9%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	24%	22%
Medical Equipment	20%	23%
Office Equipment	16%	16%
Water Purification	15%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	48%	50%
Retail Trade	12%	11%
Manufacturing	12%	11%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 4% of our portfolio based on original cost of the equipment.

We have primarily utilized debt facilities to fund the acquisitions of lease portfolios. As of December 31, 2011 and December 31, 2010, our outstanding debt was $10.9 million and $25.7 million, respectively.

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Years Ended December 31,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$10,715	$28,819	$(18,104)	(63)%
Less: allowance for credit losses	150	1,680	(1,530)	(91)%
Investment in leases and loans, net	$10,565	$27,139	$(16,574)	(61)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$19,022	$43,900	$(24,878)	(57)%
Non-performing assets	$137	$2,134	$(1,997)	(94)%
Charge-offs, net of recoveries	$4,080	$6,748	$(2,668)	(40)%
As a percentage of finance receivables:
Allowance for credit losses	1.40%	5.83%
Non-performing assets	1.28%	7.40%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	21.45%	15.37%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the United States made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. However, in 2011 our non-performing assets as a percentage of finance receivables declined to 1.28% at December 31, 2011 compared to 7.4% at December 31, 2010 due to an improved aging of our portfolio.  Our investments in leases and loans that were current as a percentage of our portfolio increased to 93.5% as of December 31, 2011 compared to 89.3% at December 31, 2010.  We are cautiously optimistic that this trend will continue as the economy continues to recover.

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

Index

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

Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of its rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. We write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment for the years ended December 31, 2011, and 2010.

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

Allowance for Credit Losses. We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2011 and 2010, the Fund had $137,000 and $2.1 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Index

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$1,463	$3,414	$(1,951)	(57)%
Rental income	259	392	(133)	(34)%
Gains on sales of equipment and lease dispositions, net	161	175	(14)	(8)%
Other	296	684	(388)	(57)%
	2,179	4,665	(2,486)	(53)%

Expenses:
Interest expense	761	2,089	(1,328)	(64)%
Depreciation on operating leases	195	294	(99)	(34)%
Provision for credit losses	2,550	4,018	(1,468)	(37)%
General and administrative expenses	423	686	(263)	(38)%
Administrative expenses reimbursed to affiliate	193	688	(495)	(72)%
Mark to market changes on derivative liabilities	113	(16)	129	(806)%
	4,235	7,759	(3,524)	(45)%
Net loss	$(2,056)	$(3,094)	$1,038
Net loss allocated to limited partners	$(2,035)	$(3,063)	$1,028

The overall decrease in revenues and expenses is primarily a result of the Fund being in its liquidation phase whereby the Fund is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•
A significant decrease in our weighted average net investment in financing assets to $19.0 million for the year ended December 31, 2011 as compared to $43.9 million for the year ended December 31, 2010, a decrease of $24.9 million or 57%.  We have not acquired additional leases and loans since we entered our liquidation phase in August 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•
A significant decrease in other income primarily due to a decrease in late fee income to $220,000 for the year ended December 31, 2011 as compared to $384,000 for the year ended December 31, 2010. Additionally, collection administrative fees decreased $193,000 for the year ended December 31, 2011 as compared to the period ended December 31, 2010.

The decrease in total expenses was primarily attributable to the following:

•
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of the portfolio of lease and loans. Weighted average borrowings for the year ended December 31, 2011 were $17.6 million as compared to $39.4 million as of December 31, 2010. Borrowings for the years ended December 31, 2011 and 2010 were at an effective interest rate of 6.3% and 5.8%, respectively. We amended our debt facility effective March 6, 2009, such that it is now a term facility which is contractually repaid over time. As a result, our interest expense is expected to continue to decrease.

•
A significant decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2011 and 2010 was $11.85 and $17.84, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Beginning May 1, 2009, the General Partner waived its asset management fees and reversed certain management fee accruals recorded previously in 2009.  Approximately $370,000 of management fees were waived for the year ended December 31, 2011 and approximately $1.7 million have been waived on a cumulative basis.  The General Partner has also waived all future management fees.

Index

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$3,414	$6,658	$(3,244)	(49)%
Rental income	392	527	(135)	(26)%
Gains on sales of equipment and lease dispositions, net	175	449	(274)	(61)%
Other	684	664	20	3%
	4,665	8,298	(3,633)	(44)%

Expenses:
Interest expense	2,089	4,072	(1,983)	(49)%
Depreciation on operating leases	294	425	(131)	(31)%
Provision for credit losses	4,018	5,732	(1,714)	(30)%
General and administrative expenses	686	1,407	(721)	(51)%
Administrative expenses reimbursed to affiliate	688	1,114	(426)	(38)%
Management fees to affiliate	-	390	(390)	(100)%
Mark to market changes on derivative liabilities	(16)	-	(16)	-%
	7,759	13,140	(5,381)	(41)%
Net loss	$(3,094)	$(4,842)	$1,748
Net loss allocated to limited partners	$(3,063)	$(4,794)	$1,731

The overall decrease in revenues and expenses is primarily a result of the Fund being in its liquidation phase whereby the Fund is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•
A significant decrease in our weighted average net investment in financing assets to $43.9 million for the year ended December 31, 2010 as compared to $79.5 million for the year ended December 31, 2009, a decrease of $35.6 million or 45%.  As we entered our liquidation phase in August 2009, we have not acquired additional leases and loans since the first quarter of 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

The decrease in total expenses was primarily attributable to the following:

•
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of the portfolio of lease and loans. Weighted average borrowings for the year ended December 31, 2011 were $39.4 million as compared to $73.2 million as of December 31, 2010. Borrowings for the years ended December 31, 2010 and 2009 were at an effective interest rate of 5.8% and 5.6%, respectively. We amended our debt facility effective March 6, 2009, such that it is now a term facility which is contractually repaid over time. As a result, our interest expense is expected to continue to decrease.

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

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2010 and 2009 was $17.84 and $27.92, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods

Liquidity and Capital Resources

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

Index

As noted previously, we entered the liquidation phase in August 2009. Accordingly, we are not permitted to purchase any new leases or loans. We have not made any purchases of leases or loans since the first quarter of 2009. As more fully discussed below, in the first quarter of 2009, we renegotiated our revolving debt facility into a term facility that will be repaid as payments are received on the correlating portfolio of leases and loans with any remaining balance due March 14, 2014. In summary, in return for agreeing to a term loan that accelerates the repayment of the loan, the lender agreed to remove all financial covenants from the loan agreement. The remaining covenants are non-financial in nature.

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At December 31, 2011, the total future minimum lease payments scheduled to be received was $11.4 million which excludes the $150,000 allowance for credit losses. The outstanding principal balance owed on our debt facility was $10.9 million. We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$377	$1,315	$1,054
Net cash provided by investing activities	13,990	25,641	33,218
Net cash used in financing activities	(14,356)	(27,081)	(34,385)
Increase (decrease) in cash	$11	$(125)	$(113)

Cash increased by $11,000 primarily due to proceeds on leases and loans of $14.2 million and reduced general and administrative expenses, partially offset by debt repayments of $14.8 million.

As of December 31, 2011, $10.9 million was outstanding under our secured term loan agreement with West L.B. No further borrowings are available under the secured term loan agreement. This facility is secured by the pledging of eligible leases and loans. Recourse under this facility is limited to the amount of collateral pledged. As of December 31, 2011, $10.7 million of leases and loans and $798,000 of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.3%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014. As of December 31, 2011, we were in compliance with all covenants contained in this agreement.

Partners’ distributions paid during the years ended December 31, 2011 and 2010 were $344,000 and $548,000, respectively. In April 2009, and again in August of 2010, the limited partners’ monthly distributions were reduced to 4% and 2%, respectively, per annum of invested capital. Cumulative partner distributions paid from our inception to December 31, 2011 were approximately $9.4 million.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers and prevailing economic conditions.

The General Partner waived its management fees beginning May 1, 2009. Approximately $370,000 of management fees were waived for the year ended December 31, 2011 and approximately $1.7 million have been waived on a cumulative basis. Accordingly, we did not record any management fee expense for the year ended December 31, 2011. The General Partner has also waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2011, our credit evaluation indicated a need for an allowance for credit losses of $150,000. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Lease Equity Appreciation Fund I, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund I, L.P. (a Delaware limited partnership) and subsidiary (the “Fund”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in partners’ deficit and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund I, L.P. and subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2012

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)

	December 31,
	2011	2010
ASSETS
Cash	$48	$37
Restricted cash	1,089	1,853
Accounts receivable	2	21
Investment in leases and loans, net	10,565	27,139
Deferred financing costs, net	45	150
Other assets	68	83
Total assets	$11,817	$29,283

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$10,889	$25,665
Accounts payable and accrued expenses	152	76
Other liabilities	89	141
Derivative liabilities at fair value	381	1,066
Due to affiliates	7,649	7,723
Total liabilities	19,160	34,671

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(211)	(188)
Limited partners	(6,299)	(3,922)
Accumulated other comprehensive loss	(833)	(1,278)
Total partners’ deficit	(7,343)	(5,388)
Total liabilities and partners' deficit	$11,817	$29,283

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Interest on equipment financings	$1,463	$3,414	$6,658
Rental income	259	392	527
Gains on sales of equipment and lease dispositions, net	161	175	449
Other	296	684	664
	2,179	4,665	8,298

Expenses:
Interest expense	761	2,089	4,072
Depreciation on operating leases	195	294	425
Provision for credit losses	2,550	4,018	5,732
General and administrative expenses	423	686	1,407
Administrative expenses reimbursed to affiliate	193	688	1,114
Management fees to affiliate	-	-	390
Mark to market changes on derivative liabilities	113	(16)	-
	4,235	7,759	13,140
Net loss	$(2,056)	$(3,094)	$(4,842)
Net loss allocated to limited partners	$(2,035)	$(3,063)	$(4,794)

Weighted average number of limited partner units outstanding during the period	171,696	171,696	171,696
Net loss per weighted average limited partner unit	$(11.85)	$(17.84)	$(27.92)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Deficit	Units	Amount	(Loss) Income	Capital (Deficit)	(Loss) Income

Balance at January 1, 2009	$(94)	171,696	$5,506	$(3,858)	$1,554
Cash distributions	(10)	-	(1,028)	-	(1,038)
Net loss	(48)	-	(4,794)	-	(4,842)	$(4,842)
Net change in cash flow hedges	-	-	-	1,871	1,871	1,871
Balance, December 31, 2009	(152)	171,696	(316)	(1,987)	(2,455)	$(2,971)
Cash distributions	(5)	-	(543)	-	(548)
Net loss	(31)	-	(3,063)	-	(3,094)	$(3,094)
Net change in cash flow hedges	-	-	-	596	596	596
Amortization of loss on financial derivatives	-	-	-	113	113
Balance, December 31, 2010	(188)	171,696	(3,922)	(1,278)	(5,388)	$(2,498)
Cash distributions	(2)	-	(342)	-	(344)
Net loss	(21)	-	(2,035)	-	(2,056)	$(2,056)
Amortization of loss on financial derivatives	-	-	-	445	445
Balance, December 31, 2011	$(211)	171,696	$(6,299)	$(833)	$(7,343)	$(2,056)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(2,056)	$(3,094)	$(4,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(161)	(175)	(449)
Depreciation on operating leases	195	294	425
Provision for credit losses	2,550	4,018	5,732
Amortization of deferred financing costs	105	217	336
Net gain on derivative hedging activities	(240)	(211)	-
Changes in operating assets and liabilities:
Accounts receivable	19	5	5
Other assets	15	154	(20)
Accounts payable and accrued expenses and other liabilities	24	(200)	41
Due to affiliates	(74)	307	(174)
Net cash provided by operating activities	377	1,315	1,054

Cash flows from investing activities:
Purchases of leases and loans	-	-	(3,657)
Proceeds from leases and loans	14,156	25,968	36,550
Security deposits (returned) collected	(166)	(327)	325
Net cash provided by investing activities	13,990	25,641	33,218

Cash flows from financing activities:
Borrowings of debt	-	-	4,145
Repayment of debt	(14,776)	(28,678)	(40,859)
Decrease in restricted cash	764	2,145	3,369
Increase in deferred financing costs	-	-	(2)
Cash distributions to partners	(344)	(548)	(1,038)
Net cash used in financing activities	(14,356)	(27,081)	(34,385)

Increase (decrease) in cash	11	(125)	(113)
Cash, beginning of period	37	162	275
Cash, end of period	$48	$37	$162

Supplemental cash flow disclosure:
Cash paid for interest	$1,033	$2,107	$3,793

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2011

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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. The Fund’s five-year reinvestment period has ended and the Fund entered the liquidation period in August 2009. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2013. The Fund will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

As of December 31, 2011 and 2010, in addition to its 1% general partnership interest, the General Partner also had invested $800,000 for a 6% limited partnership interest in the Fund.

The Fund has evaluated its December 31, 2011 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Reclassification

Certain reclassifications have been made to 2010 and 2009 reported amounts to conform to the current year presentation.  In the statement of operations, renewal income of approximately $23,000 and $32,000 were reclassified to ‘Interest on equipment financings’ and ‘Rental income,’ respectively, from ‘Other Income’ for the year ended December 31, 2010.  Also, renewal income of approximately $19,000 for the year ended December 31, 2009 that was previously included in ’Other income’ has been reclassified to ‘Interest on equipment financings’ on the statement of operations.   Additionally, amortization of other comprehensive income on the Fund’s interest rate swaps of approximately $113,000 for the year ended December 2010 was reclassified from “Loss on derivative activities” to “Interest expense.”

Restricted Cash

Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $291,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
December 31, 2011

Concentration of Credit Risk

As of December 31, 2011, 15% of the Fund’s leases and loans were located in California.  No other state accounted for more than 10% of the Fund’s leases and loans as of December 31, 2011.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment for the years ended December 31, 2011, 2010, and 2009.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2011 and, 2010, the Fund had $137,000 and $2.1 million, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
December 31, 2011
Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether the derivative has been designated and qualified for hedge accounting treatment pursuant to US GAAP.

Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive income on the Consolidated Balance Sheets and was then reclassified into earnings as an adjustment to interest expense over the term of the related borrowing.

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in the Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change.

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of  December 31, 2011 is being reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources.  These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Fund only include changes in accumulated other comprehensive income as a result of hedging activities.

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
December 31, 2011

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The FASB has issued the following guidance that is not yet effective for the Fund as of December 31, 2011:

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

Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Fund beginning January 1, 2012.  Adoption of this amendment will not significantly impact the Fund’s consolidated financial statements.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2011	2010
Direct financing leases (a)	$7,612	$22,944
Loans (b)	3,023	5,480
Operating leases	80	395
	10,715	28,819
Allowance for credit losses	(150)	(1,680)
	$10,565	$27,139

(a	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 108 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$7,895	$3,486	$24,587	$6,311
Unearned income	(619)	(397)	(2,217)	(713)
Residuals, net of unearned residual income (a)	519	-	860	-
Security deposits	(183)	(66)	(286)	(118)
	$7,612	$3,023	$22,944	$5,480

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
December 31, 2011

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2011	2010
Equipment	$539	$1,287
Accumulated depreciation	(459)	(890)
Security deposits	-	(2)
	$80	$395

At December 31, 2011, the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans and operating leases for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct Financing Leases	Loans	Operating Leases (a)	Total
2012	$5,753	$1,755	$26	$7,534
2013	1,504	898	4	2,406
2014	400	580	-	980
2015	179	169	-	348
2016	59	12	-	71
2017 and thereafter	-	72	-	72
	$7,895	$3,486	$30	$11,411

(a)	Operating lease amounts shown are net of residual value, if any, at the end of the lease term.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $150,000 and $1.7 million for December 31, 2011 and December 31, 2010, respectively) as of December 31, 2011 and December 31, 2010 (in thousands):

	Years Ended December 31,
	2011		2010

Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$10,016	93.5%	$25,736	89.3%
Delinquent:
31 to 91 days past due	562	5.2%	949	3.3%
Greater than 91 days (a)	137	1.3%	2,134	7.4%

	$10,715	100.0%	$28,819	100.0%

(a) Balances in this age category are collectively evaluated for impairment.

The Fund had $137,000 and $2.1 million of leases and loans on nonaccrual status as of December 31, 2011 and 2010, respectfully. The credit quality of the Fund’s investment in leases and loans as of December 31, 2011 is as follows (in thousands):

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
December 31, 2011

	Years Ended December 31,
	2011	2010
Performing	$10,578	$26,685
Nonperforming	137	2,134
	$10,715	$28,819

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2011	2010	2009
Allowance for credit losses, beginning of year	$1,680	$4,410	$1,750
Provision for credit losses	2,550	4,018	5,732
Charge-offs	(4,732)	(7,158)	(3,160)
Recoveries	652	410	88
Allowance for credit losses, end of year (a)	$150	$1,680	$4,410

(a) End of year balances are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2011 and, 2010, deferred financing costs include $45,000 and $150,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of December 31, 2011 and, 2010 was $1.1 million and $1.0 million, respectively.

NOTE6 – BANK DEBT

The Fund has a secured term loan agreement with WestLB AG, New York Branch which is collateralized by specific lease receivables and related equipment.

As of December 31, 2011 and 2010, the outstanding balance under this financing arrangement was $10.9 million and $25.7 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March, 2014. Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates ranging from January 2012 to June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of December 31, 2011, $10.7 million of leases and loans and $798,000 of restricted cash were pledged as collateral under this facility. As of December 31, 2011, the Fund is in compliance with all covenants under this agreement.

Debt  repayments. Estimated annual principal payments on the Fund’s aggregate borrowings ending December 31 are as follows (in thousands):

December 31, 2012	$6,533
December 31, 2013	2,610
December 31, 2014	1,746
Total	$10,889

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
December 31, 2011

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund has elected not to use hedge accounting. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of December 31, 2011, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at December 31, 2011, it could be required to settle its obligations under the agreements at their termination value of $407,000.

At December 31, 2011, the Fund had 33 interest rate swap contracts that terminate on various dates ranging from January 2012 to June 2015 which generally coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.  These contracts, which fix the Fund’s interest rates on a portion of its variable rate debt, are based on 1 month LIBOR.  The following table indicates the notional amounts outstanding and the ranges of fixed and variable rates associated with these contracts as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Fixed swaps (notional amount)	$12,657	$27,673
Range of receive rate	0.23% - 0.57%	0.27% - 0.95%
Range of pay rate	2.90% - 5.74%	2.90% - 5.74%

The following table indicates the fair value of the derivative contracts as of December 31, 2011 and 2010:

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
2011	Derivative liabilities, at fair value	$-	$(381)
2010	Derivative liabilities, at fair value	$-	$(1,066)

The following table summarizes the effect of the interest rate swaps on the 2010 consolidated statement of operations and other comprehensive income prior to being de-designated on October 1, 2010 (in thousands):

	Amount of loss recognized in OCI (effective portion)	Location of loss reclassified from OCI to the statement of operations (effective portion)	Amount of loss reclassified from OCI to the statement of operations (effective portion)	Location of loss recognized in the statement of operations (ineffective portion)	Amount of loss recognized in the statement of operations (ineffective portion)
2010	$(674)	Interest expense	$(1,271)	Interest expense	$-

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
December 31, 2011

The following table summarizes the effect of the interest rate swaps on the 2011 and 2010 consolidated statement of operations and other comprehensive income subsequent to being de-designated on October 1, 2010 (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of loss reclassified from OCI to the statement of operations	Location of loss recognized in the statement of operations	Amount of gain (loss) recognized in the statement of operations
2011	Interest expense	$(445)	(a)	$(113)
2010	Interest expense	$(113)	(a)	$16

(a) All changes in fair value of derivatives subsequent to dedesignation as cash flow hedges were realized in mark to market changes on derivative liabilities on the accompanying statement of operations.

Assuming market rates remain consistent with those at December 31, 2011, $386,000 of the accumulated other comprehensive loss would be expected to be charged to earnings over the next 12 months.

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at December 31, 2011	$-	$(381)	$-	$(381)
Interest Rate Swaps at December 31, 2010	$-	$(1,066)	$-	$(1,066)

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements – (Continued)
December 31, 2011

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Acquisition fees	$-	$-	$77
Management fees	-	-	390
Administrative expenses	193	688	1,114

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to the Funds limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital. The General Partner waived asset management fees of $370,000 and $682,000, respectively for the years ended December 31, 2011 and 2010. The General Partner has also waived all future management fees.

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

Distributions. The General Partner owns a 1% general partner interest and a 6% limited partner interest in the Fund. The General Partner was paid cash distributions of $2,000 and $19,000, respectively, for its general partner and limited partner interests in the Fund in 2011.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed  to repurchase delinquent leases up to a maximum of $120,000 calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of December 31, 2011 the Fund has a $75,000 remaining Repurchase Commitment, of which $0 was recorded as a liability at December 31, 2011.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	59	Chief Executive Officer
Jonathan Z. Cohen	41	Director
Jeffrey F. Brotman	48	Director
Robert K. Moskovitz	55	Chief Financial Officer

Crit S. DeMent was Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001 until December 14, 2011. Mr. DeMent also serves as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President – Equipment Leasing of Resource Capital Corp. since March 2005. Beginning January 1, 2011, Mr. DeMent serves as the Chairman of the Board of Directors and Chief Executive Officer of LEAF Commercial Capital, Inc.  Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves as the Chairman of the Board of Directors of the Equipment Leasing and Finance Association.

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC (the general partner of Atlas Pipeline Partners, L.P., a publicly-traded oil and gas pipeline limited partnership) since its formation in 1999, Chairman of the Board of Directors of Atlas Energy GP, LLC (the general partner of Atlas Energy, L.P. (f/k/a Atlas Pipeline Holdings, L.P.), a publicly-traded oil and gas limited partnership) and Vice Chairman of the Board of Directors of Atlas Resource Partners GP, LLC (the general partner of Atlas Resource Partners, L.P., a publicly-traded oil and gas E&P limited partnership) since February 2012.  Mr. Cohen was also Vice Chairman of the Board of Directors of Atlas Energy, Inc. ((f/k/a Atlas America, Inc.) a publicly-traded oil and gas company) from September 2000 until February 2011 and Vice Chairman of Atlas Energy Resources, LLC from June 2006 until February 2011.

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

Index

Mr. Brotman has significant experience in finance, as an attorney, and as the chief executive officer of a public company.

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009, and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006 and Chief Financial Officer and a Director of LEAF Funding since May 2004. Beginning January 1, 2011, Mr. Moskovitz serves as the Chief Financial Officer of LEAF Commercial Capital, Inc.  He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touché (formerly Touché Ross & Co). Mr. Moskovitz holds a B.S. degree in Business Administration from Drexel University.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 440 limited partners as of December 31, 2011.

(b)
In 2004, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2011, our General Partner owned 9,526, or 6%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia Pennsylvania 19103.

 ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate for the conduct of our business. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Acquisition fees	$-	$-	$77
Management fees	-	-	390
Administrative expenses	193	688	1,114

Acquisition Fees. Our General Partner is paid a fee for assisting us in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price we pay for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. Our General Partner is paid a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to our limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital. In 2011 and 2010, the General Partner waived asset management fees of $370,000 and $682,000, respectively. Management fees were waived from May 1, 2009. The General Partner has also waived all future management fees.

Index

Administrative Expenses. Our General Partner and its affiliates are reimbursed by us for administrative services reasonably necessary to operate which don’t exceed the General Partner’s cost of those fees or services.

Distributions. Our General Partner owns a 1% general partner interest and a 6% limited partner interest in us. The General Partner was paid cash distributions of $2,000 and $19,000, respectively, for its general partner and limited partner interests in us in 2011.

Additionally, our General Partner is entitled to the following fees (if applicable):

•
a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. During the reinvestment period, these commissions are subordinated to the payment of distributions to our limited partners of a cumulative annual return of 8%, compounded daily, on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the years ended December 31, 2011 or 2010; and

•
a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2011 or 2010.

During our offering period, the General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of one-half of 1% of offering proceeds. There were no organization and offering expenses reimbursed to our General Partner for the years ended December 31, 2011 and 2010.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for professional services rendered were $127,000 and $137,000 in the years ending December 31, 2011 and 2010, respectively.

Audit-Related Fees. We did not incur fees in 2011 for other services not included above.

Tax Fees. We did not incur fees in 2011 for other services not included above.

All Other Fees. We did not incur fees in 2011 for other services not included above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

Index

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Index

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

LEASE EQUITY APPRECIATION FUND I, L.P.

Delaware Limited Partnership

	By:	LEAF Financial Corporation, the General Partner

March 28, 2012	By:	/s/ Crit S. DeMent
CRIT S. DEMENT
Chief Executive Officer

March 28, 2012	By:	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent	Chief Executive Officer of the General Partner	March 28, 2012
Crit S. Dement	(Principal Executive Officer)

/s/ Robert K. Moskovitz	Chief Financial Officer	March 28, 2012
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	March 28, 2012
Jonathan Z. Cohen

/s/ Jeffrey F. Brotman	Director of the General Partner	March 28, 2012
Jeffrey F. Brotman