Form 10-Q
period 2012-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2012-05-15
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash	$2	$48
Restricted cash	985	1,089
Accounts receivable	2	2
Investment in leases and loans, net	8,393	10,565
Deferred financing costs, net	31	45
Other assets	78	68
Total assets	$9,491	$11,817

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$8,462	$10,889
Accounts payable and accrued expenses	160	152
Other liabilities	76	89
Derivative liabilities at fair value	289	381
Due to affiliates	7,748	7,649
Total liabilities	16,735	19,160

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(213)	(211)
Limited partners	(6,304)	(6,299)
Accumulated other comprehensive loss	(727)	(833)
Total partners’ deficit	(7,244)	(7,343)
Total liabilities and partners' deficit	$9,491	$11,817

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Interest on equipment financings	$251	$516
Rental income	27	81
Gains (losses) on sales of equipment and lease dispositions, net	73	(23)
Other income	52	81
	403	655

Expenses:
Interest expense	151	218
Depreciation on operating leases	18	69
Provision for credit losses	20	983
General and administrative expenses	85	58
Administrative expenses reimbursed to affiliate	25	64
Mark to market changes on derivative liabilities	23	12
	322	1,404
Net income (loss)	$81	$(749)
Net income (loss) allocated to limited partners	$80	$(742)

Weighted average number of limited partner units outstanding during the period	171,696	171,696
Net income (loss) per weighted average limited partner unit	$0.47	$(4.32)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$81	$(749)
Amortization of loss on financial derivatives	106	113

Comprehensive income (loss)	$187	$(636)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	(Deficit) Capital

Balance at January 1, 2012	$(211)	171,696	$(6,299)	$(833)	$(7,343)

Cash distributions paid	(3)		(85)	-	(88)
Net income	1		80	-	81
Amortization of loss on financial derivatives	-		-	106	106

Balance, March 31, 2012	$(213)	171,696	$(6,304)	$(727)	$(7,244)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31
	2012	2011
Cash flows from operating activities:
Net income (loss)	$81	$(749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gains) losses on sales of equipment and lease dispositions, net	(73)	23
Depreciation on operating leases	18	69
Provision for credit losses	20	983
Amortization of deferred financing costs	14	35
Net loss (gain) on derivative hedging activities	14	(132)
Changes in operating assets and liabilities:
Accounts receivable	-	2
Other assets	(10)	(4)
Accounts payable and accrued expenses and other liabilities	(5)	28
Due to affiliates	99	(35)
Net cash provided by operating activities	158	220

Cash flows from investing activities:
Proceeds from leases and loans	2,364	4,381
Security deposits returned	(157)	(33)
Net cash provided by investing activities	2,207	4,348

Cash flows from financing activities:
Repayment of debt	(2,427)	(4,558)
Decrease in restricted cash	104	41
Cash distributions to partners	(88)	(86)
Net cash used in financing activities	(2,411)	(4,603)

Decrease in cash	(46)	(35)
Cash, beginning of period	48	37
Cash, end of period	$2	$2

Supplemental cash flow disclosure:
Cash paid for interest	$149	$336

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
March 31, 2012
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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. The Fund’s five-year reinvestment period has ended and the Fund entered the liquidation period in August 2009. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2013. Contractually, the Fund will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (“The Partnership Agreement”).

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

As of March 31, 2012 and 2011, in addition to its 1% general partnership interest, the General Partner also had invested $800,000 for a 6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

The Fund has evaluated subsequent events through the date the consolidated financial statements were issued and determined there were no events that have occurred that would require adjustments to the consolidated financial statements.

Reclassification

Certain reclassifications have been made to 2011 reported amounts to conform to the current year presentation.  In the statement of operations, renewal income of approximately $11,000 was reclassified to interest on equipment financings from other income for the three months ended March 31, 2011.  Additionally, amortization of other comprehensive income on the Fund’s interest rate swaps of approximately $113,000 for the three months ended March 31, 2011 was reclassified from loss on derivative activities to interest expense.

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
March 31, 2012
(Unaudited)

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

A review for impairment of operating leases is performed whenever events or changes in circumstances indicate that the carrying amount of the operating leases may not be recoverable.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds its fair value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment for the three month periods ended March 31, 2012 or 2011.

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
March 31, 2012
(Unaudited)

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

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, and periodic settlements of contracts, are recognized immediately on the accompanying consolidated statements of operations. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in the Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change.

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of March 31, 2012 is being reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  Late fee income was $35,000 and $63,000 for the three months ended March 31, 2012 and 2011, respectively.

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.

Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance was adopted by the Fund for the period beginning January 1, 2012 and did not significantly impact the Fund’s consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Direct financing leases (a)	$5,868	$7,612
Loans (b)	2,599	3,023
Operating leases	56	80
	8,523	10,715
Allowance for credit losses	(130)	(150)
	$8,393	$10,565

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 108 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31,		December 31,
	2012		2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$6,002	$3,008	$7,895	$3,486
Unearned income	(462)	(346)	(619)	(397)
Residuals, net of unearned residual income (a)	361	-	519	-
Security deposits	(33)	(63)	(183)	(66)
	$5,868	$2,599	$7,612	$3,023

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Equipment	$417	$539
Accumulated depreciation	(361)	(459)
	$56	$80

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $130,000 and $150,000) as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012		December 31, 2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$8,038	94.3%	$10,016	93.5%
Delinquent:
31 to 91 days past due	288	3.4%	562	5.2%
Greater than 91 days (a)	197	2.3%	137	1.3%

	$8,523	100.0%	$10,715	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $197,000 and $137,000 of leases and loans on nonaccrual status as of March 31, 2012 and December 31, 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31,	December 31,
	2012	2011
Performing	$8,326	$10,578
Nonperforming	197	137
	$8,523	$10,715

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2012	2011
Allowance for credit losses, beginning of year	$150	$1,680
Provision for credit losses	20	983
Charge-offs	(126)	(864)
Recoveries	86	122
Allowance for credit losses, end of period (a)	$130	$1,921

(a)	End of period lease and loan balances are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2012 and December 31, 2011, deferred financing costs include $31,000 and $45,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of March 31, 2012 and December 31, 2011 was $1.1 million and $1.1 million, respectively.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

NOTE 6 – BANK DEBT

The Fund has a secured term loan agreement with WestLB AG, New York Branch which is collateralized by specific lease receivables and related equipment.

As of March 31, 2012 and December 31, 2011, the outstanding balance under this financing arrangement was $8.5 million and $10.9 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance expected to be paid in March, 2014. Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates ranging from April 2012 to June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of March 31, 2012, $8.5 million of leases and loans and $738,000 of restricted cash were pledged as collateral under this facility. As of March 31, 2012, the Fund is in compliance with all covenants under this agreement.

Debt   repayments: Estimated annual principal payments on the Fund’s aggregate borrowings for each of the three succeeding annual periods ending March 31 are as follows (in thousands):

March 31, 2013	$5,184
March 31, 2014	3,278
$8,462

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund elected not to use hedge accounting. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of March 31, 2012, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at March 31, 2012, it could be required to settle its obligations under the agreements at their termination value of $309,000.

At March 31, 2012, the Fund had 27 interest rate swap contracts that terminate on various dates ranging from April 2012 to June 2015 which generally coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments resulting in an unrealized loss in accumulated other comprehensive income which is being amortized into earnings over the remaining term of the Fund’s debt. While this change may create future volatility in the Fund’s reported income statement results, it is not expected to have any impact on the Fund’s future cash flows.  The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2012 and December 31, 2011 and on the consolidated statements of operations for the three month periods ended March 31, 2012 and 2011(in thousands):

	March 31,	December 31,
	2012	2011
Fixed swaps (notional amount)	$9,891	$12,657
Range of receive rate	0.24% - 0.38%	0.23% - 0.57%
Range of pay rate	2.90% - 5.74%	2.90% - 5.74%

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

The following table indicates the fair value of the derivative contracts as of March 31, 2012 and 2011(in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
2012	Derivative liabilities, at fair value	$-	$289
2011	Derivative liabilities, at fair value	$-	$381

The following table summarizes the effect of the interest rate swaps on the March 31, 2012 and 2011 consolidated statement of operations and other comprehensive income (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of loss reclassified from OCI to the statement of operations	Location of loss recognized in the statement of operations	Amount of loss recognized in the statement of operations
2012	Interest expense	$106	(a)	$23
2011	Interest expense	$113	(a)	$12

(a) All changes in fair value of derivatives subsequent to dedesignation as cash flow hedges were realized in mark to market changes on derivative liabilities on the accompanying statement of operations.

Assuming market rates remain consistent with those at March 31, 2012, $369,000 of the remaining balance in accumulated other comprehensive loss would be expected to be charged to earnings over the next 12 months.

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

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at March 31, 2012	$-	$(289)	$-	$(289)
Interest Rate Swaps at December 31, 2011	$-	$(381)	$-	$(381)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement (the “Partnership Agreement”). The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2012	2011
Management fees	$-	$-
Administrative expenses	25	64

Management Fees. Pursuant to the Partnership Agreement the General Partner is entitled to receive a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to the Funds limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital.  On May 1, 2009, the General Partner waived management fees and subsequently waived all future management fees. Through March 31, 2012, the General Partner has waived $1.8 million of asset management fees, of which $59,000 related to the three months ended March 31, 2012.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which do not exceed the General Partner’s cost of those fees or services.

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

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $120,000, calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of March 31, 2012, the Fund has $75,000 remaining as a Repurchase Commitment, of which $0 was recorded as a liability at March 31, 2012.

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

General Economic Overview

Economic indicators for the quarter ending March 31, 2012 point to continuation of a slow but uncertain recovery from the “Great Recession.”  Among positive trends was further job growth, reduction in jobless claims, and reduction in the unemployment rate.  Growth in manufacturing continued, driven largely by the recovering auto industry.  At the same time rising oil prices and the persistent problems in housing markets pose a serious threat to a sustained pattern of economic growth.  Capital markets remain on edge with the continuing flow of troublesome news related to sovereign debt in the euro-zone.

Certain key indicators of economic activity that were reported in the quarter ending March 31, 2012 are described below.  While these indicators show an overall favorable trend, they also highlight unbalanced economic performance. While the following uncertainties in the economic outlook persist, and while the economy remains unsettled, our portfolio performance may be affected.

Index

•
The National Federation of Independent Business Small-Business Optimism Index posted a gain in February 2012 which was the sixth consecutive month of gains. The National Federation of Independent Business reports that while the increase is a sign that economic recovery is likely to continue, the Index remains at a historically low level.  This is an important economic indicator for us because small businesses comprise the majority of the borrowers and lessees in our portfolio and consequently the health of the small business community is critical to our portfolio performance.

•
In March 2012, The National Association of Realtors reported that existing home sales in February 2012 declined from the pace in January 2012 but increased as compared to the prior year period. The National Association of Realtors also reported that the pending home sales index, which is a forward looking indicator, posted a decline in February 2012 as compared to January 2012.

•
The S&P Case-Shiller Home Price Index from March 2012 reported annual decreases in home prices of 3.9% and 3.8% for the 10 and 20- City Composite Indices and a decline of 0.8% for both indices in the month of January 2012.

•	During March 2012 the nation added 120,000 jobs and the unemployment rate at the end of March 2012 fell to 8.2% from 8.5% at the end of December 2011.

•
The Institute of Supply Management reported, in March 2012, a broad based growth in U.S. manufacturing.  The Institute of Supply Management’s Employment Index also grew in March 2012, the 30th consecutive month of such gains, which generally supports the national job growth trends.

•
The Equipment Lease and Finance Foundation’s Monthly Confidence Index in March 2012 was 61.7, up significantly from the December 2011 Index of 57.2.    This signifies general optimism among members of the equipment leasing and finance industry fueled largely by growth in business volumes and improving receivables performance.  Similarly the March 2012 Credit Manager’s Index published by the National Association of Credit Managers increased to 56.2 from 54.4 in December 2011 driven largely by growth in new business, improved business payment habits, and declines in business bankruptcies.

Index

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31,	December 31,
	2012	2011
Investment in leases and loans, net	$8,393	$10,565

Number of contracts	3,300	3,700
Number of individual end users (a)	3,000	3,500
Average original equipment cost	$17.1	$17.6
Average initial lease term (in months)	63	62
Average remaining lease term (in months)	20	21
States accounting for more than 10% of lease and loan portfolio:
California	15%	15%
Florida	10%	9%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	24%	24%
Medical Equipment	21%	20%
Office Equipment	15%	16%
Water Purification	15%	15%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	48%	48%
Manufacturing	12%	12%
Retail Trade	11%	12%

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

Index

	As of and for the
	Three Months Ended March 31,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$8,523	$23,637	$(15,114)	(64)%
Less: allowance for credit losses	130	1,921	(1,791)	(93)%
Investment in leases and loans, net	$8,393	$21,716	$(13,323)	(61)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$9,580	$26,212	$(16,632)	(63)%
Non-performing assets	$197	$2,458	$(2,261)	(92)%
Charge-offs, net of recoveries	$40	$742	$(702)	(95)%
As a percentage of finance receivables:
Allowance for credit losses	1.53%	8.13%
Non-performing assets	2.31%	10.40%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	0.42%	2.83%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Despite this, our non-performing assets as a percentage of finance receivables decreased from 10.40% at March 31, 2011 to 2.3% at March 31, 2012, reflecting an improvement in the aging of our portfolio.  Our allowance for credit losses as a percentage of our investments in leases and loans also reflects this, decreasing from 8.1% at March 31, 2011 to 1.5% at March 31, 2012.

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

For a complete discussion of our critical accounting procedures and estimates, see our annual report on Form 10-K for fiscal 2011 under “Management’s Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operation- Critical Accounting Policies and Estimates.”  There have been no material changes to those policies through March 31, 2012.

Index

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$251	$516	$(265)	(51)%
Rental income	27	81	(54)	(67)%
Gains (losses) on sales of equipment and lease dispositions, net	73	(23)	96	417%
Other income	52	81	(29)	(36)%
	403	655	(252)	(38)%

Expenses:
Interest expense	151	218	(67)	(31)%
Depreciation on operating leases	18	69	(51)	(74)%
Provision for credit losses	20	983	(963)	(98)%
General and administrative expenses	85	58	27	47%
Administrative expenses reimbursed to affiliate	25	64	(39)	(61)%
Mark to market changes on derivative liabilities	23	12	11	92%
	322	1,404	(1,082)	(77)%
Net income (loss)	$81	$(749)	$830
Net income (loss) allocated to limited partners	$80	$(742)	$822

The overall decrease in revenues is primarily a result of the Fund being in its liquidation phase whereby it is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•
A significant decrease in interest on equipment financings and rental income, due to a decrease in our weighted average net investment in financing assets to $9.6 million for the three months ended March 31, 2012 as compared to $26.2 million for the three months ended March 31, 2011, a decrease of $16.6 million or 63%.  As we entered our liquidation phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans since the first quarter of 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•
Gains on the sale of equipment and lease dispositions increased $96,000 to $73,000 for the three months ended March 31, 2012 compared to a net loss of $23,000 for the three months ended March 31, 2011. Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased from $81,000 for the three months ended March 31, 2011 to $52,000 for the three months ended March 31, 2012, a decrease of $29,000 or 36%.  The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of our portfolio of lease and loans. Weighted average borrowings for the three months ended March 31, 2012 were $9.7 million as compared to $23.6 million as of March 31, 2011. Borrowings for the three months ended March 31, 2012 and 2011 were at an effective interest rate of 6.6% and 6.2%, respectively. We amended our debt facility effective March 6, 2009, such that it is now a term facility which is contractually repaid over time. As a result, our interest expense is expected to continue to decrease.

•	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

•	A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

The net income (loss) per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2012 and 2011 was $0.47 and ($4.32), respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

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

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At March 31, 2012, the total future minimum lease and loan payments scheduled to be received was $9.0 million which excludes the $130,000 allowance for credit losses. The outstanding principal balance owed on our debt facility was $8.5 million. We believe at this time that future net cash inflows will be sufficient to finance operations and meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Period Ended March 31,
	2012	2011
Net cash provided by operating activities	$158	$220
Net cash provided by investing activities	2,207	4,348
Net cash used in financing activities	(2,411)	(4,603)
Decrease in cash	$(46)	$(35)

Cash decreased by $46,000 primarily due to net proceeds from leases and loans of $2.2 million and operating cash flows of $158,000, partially offset by debt repayments of $2.4 million and distributions to our partners of $88,000.

As of March 31, 2012, $8.5 million was outstanding under our secured term loan agreement with WestLB. No further borrowings are available under the secured term loan agreement. This facility is secured by the pledging of eligible leases and loans. Recourse under this facility is limited to the amount of collateral pledged. As of March 31, 2012, $8.5 million of leases and loans and $737,000 of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.3%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014. As of March 31, 2012, we were in compliance with all covenants contained in this agreement.

Partners’ distributions paid during the three months ended March 31, 2012 and 2011 were $88,000 and $86,000, respectively.  Cumulative partner distributions paid from our inception to March 31, 2012 were approximately $9.5 million.  To date, limited partners have received total distributions of approximately 56% of their original amount invested, depending upon when the investment was made.  Our General Partner is working to maximize the amount that can be distributed to our limited partners in the future. Partner distributions for the three months ended March 31, 2012 and 2011 were made at a rate of 2% of capital invested. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers and prevailing economic conditions.

The General Partner waived its management fees beginning May 1, 2009. Accordingly, we did not record any management fee expense for the three months ended March 31, 2012. The General Partner has also waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities. Through March 31, 2012, the General Partner has waived $1.8 million of asset management fees, of which $59,000 related to the three months ended March 31, 2012.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At March 31, 2012, our credit evaluation indicated a need for an allowance for credit losses of $130,000. As our lease portfolio ages, and if the economy in the United States deteriorates, we may need to increase our allowance for credit losses.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three month period ended March 31, 2012; (iv) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the three month period ended March 31, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended March 31, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation, the General Partner

May 15, 2012	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

May 15, 2012	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer