Form 10-Q
period 2012-06-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2012-08-13
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Consolidated Balance Sheets
(In thousands)

	June 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Cash	$63	$48
Restricted cash	999	1,089
Investment in leases and loans, net	6,298	10,565
Deferred financing costs, net	156	45
Other assets	52	70
Total assets	$7,568	$11,817

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$6,512	$10,889
Accounts payable and accrued expenses	375	152
Other liabilities	77	89
Derivative liabilities, at fair value	205	381
Due to affiliates	7,750	7,649
Total liabilities	14,919	19,160

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(215)	(211)
Limited partners	(6,504)	(6,299)
Accumulated other comprehensive loss	(632)	(833)
Total partners’ deficit	(7,351)	(7,343)
Total liabilities and partners' deficit	$7,568	$11,817

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Interest on equipment financings	$185	$350	$435	$867
Rental income	19	79	46	160
Gains on sales of equipment and lease dispositions, net	31	162	104	140
Other income	55	98	107	178
	290	689	692	1,345

Expenses:
Interest expense	34	85	78	191
Depreciation on operating leases	11	61	29	130
Provision for credit losses	108	1,085	129	2,068
General and administrative expenses	131	203	217	260
Administrative expenses reimbursed to affiliate	20	52	45	116
Loss on derivative activities	101	180	230	305
	405	1,666	728	3,070
Net loss	$(115)	$(977)	$(36)	$(1,725)
Net loss allocated to limited partners	$(114)	$(967)	$(36)	$(1,708)

Weighted average number of limited partner units outstanding during the period	171,696	171,696	171,696	171,696
Net loss per weighted average limited partner unit	$(0.66)	$(5.63)	$(0.20)	$(9.95)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(115)	$(977)	$(36)	$(1,725)
Amortization of loss on financial derivatives reclassified from accumulated other comprehensive loss	95	112	201	225

Comprehensive (loss) income	$(20)	$(865)	$165	$(1,500)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	Deficit

Balance at January 1, 2012	$(211)	171,696	$(6,299)	$(833)	$(7,343)

Cash distributions to partners	(4)	-	(169)	-	(173)
Net loss	-	-	(36)	-	(36)
Amortization of loss on financial derivatives	-	-	-	201	201
Balance, June 30, 2012	$(215)	171,696	$(6,504)	$(632)	$(7,351)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(36)	$(1,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(104)	(140)
Depreciation on operating leases	29	130
Provision for credit losses	129	2,068
Amortization of deferred financing costs	25	63
Net loss (gain) on derivative activities	230	(168)
Changes in operating assets and liabilities:
Other assets	17	23
Accounts payable and accrued expenses and other liabilities	(129)	133
Due to affiliates	101	(97)
Net cash provided by operating activities	262	287

Cash flows from investing activities:
Proceeds from leases and loans	4,379	8,365
Security deposits returned	(166)	(101)
Net cash provided by investing activities	4,213	8,264

Cash flows from financing activities:
Repayment of debt	(4,377)	(8,732)
Decrease in restricted cash	90	339
Cash distributions to partners	(173)	(173)
Net cash used in financing activities	(4,460)	(8,566)

Increase (decrease) in cash	15	(15)
Cash, beginning of period	48	37
Cash, end of period	$63	$22

Supplemental cash flow disclosure:
Cash paid for interest	$57	$132

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
June 30, 2012
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. The Fund’s five-year reinvestment period has ended and the Fund entered the liquidation period in August 2009. All of the Fund’s leases and loans mature by the end of 2017. Contractually, the Fund will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (“The Partnership Agreement”).

The Fund acquired diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquired existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily an affiliate of its General Partner. The primary objective of the Fund was to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

As of June 30, 2012 and 2011, in addition to its 1% general partnership interest, the General Partner also had invested $800,000 for a 6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 calendar year.  The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

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
June 30, 2012
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

A review for impairment of operating leases is performed whenever events or changes in circumstances indicate that the carrying amount of the operating leases may not be recoverable.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds its fair value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment for each of the three and six month periods ended June 30, 2012 and 2011.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Income is not recognized on leases and loans when a default on payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets. The accounting for subsequent changes in the fair value of these derivatives depended on whether the derivative had been designated and qualified for hedge accounting treatment pursuant to U. S. GAAP.

Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the overall gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive loss on the consolidated balance sheets and was then reclassified into earnings as an adjustment to interest expense over the term of the related borrowing.

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, and periodic settlements of contracts, are recognized immediately in the accompanying consolidated statements of operations. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in the Fund’s results of operations, as the fair value of the Fund’s derivative financial instruments change.

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive loss as of June 30, 2012 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $38,000 and $73,000, respectively, for the three and six months ended June 30, 2012 and $62,000 and $126,000, respectively, for the three and six months ended June 30, 2011.

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in equity.  The amendment requires that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.

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

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Direct financing leases (a)	$4,280	$7,612
Loans (b)	2,132	3,023
Operating leases	36	80
	6,448	10,715
Allowance for credit losses	(150)	(150)
	$6,298	$10,565

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 108 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30,		December 31,
	2012		2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$4,332	$2,469	$7,895	$3,486
Unearned income	(338)	(277)	(619)	(397)
Residuals, net of unearned residual income (a)	316	-	519	-
Security deposits	(30)	(60)	(183)	(66)
	$4,280	$2,132	$7,612	$3,023

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Equipment	$352	$539
Accumulated depreciation	(316)	(459)
	$36	$80

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses) as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012		December 31, 2011
Age of receivable	Investments in leases and loans	%	Investments in leases and loans	%
Current	$5,703	88.5%	$10,016	93.5%
Delinquent:
31 to 91 days past due	575	8.9%	562	5.2%
Greater than 91 days (a)	170	2.6%	137	1.3%
	$6,448	100%	$10,715	100%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $170,000 and $137,000 of leases and loans on nonaccrual status as of June 30, 2012 and December 31, 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Performing	$6,278	$10,578
Nonperforming	170	137

	$6,448	$10,715

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Allowance for credit losses, beginning of period	$130	$1,921	$150	$1,680
Provision for credit losses	108	1,085	129	2,068
Charge-offs	(200)	(995)	(327)	(1,859)
Recoveries	112	159	198	281
Allowance for credit losses, end of period (a)	$150	$2,170	$150	$2,170

(a)	End of period balances are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2012 and December 31, 2011, deferred financing costs include $156,000 and $45,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of June 30, 2012 and December 31, 2011 was $1.1 million and $1.1 million, respectively.

NOTE 6 – BANK DEBT

The Fund has a secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch, which is collateralized by specific lease receivables and related equipment.

As of June 30, 2012 and December 31, 2011, the outstanding balance under this financing arrangement was $6.5 million and $10.9 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March, 2014. Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. The interest rate swap agreements terminate at various dates through June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of June 30, 2012, $6.4 million of leases and loans and $615,000 of restricted cash were pledged as collateral under this facility.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

On June 29, 2012, the Fund amended its agreement with the Lender to remove certain covenants from the loan agreement.  In exchange for the foregoing, the Fund and the parent of the Fund’s General Partner agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.

As of June 30, 2012 the Fund was in compliance with the term facility.

Debt   repayments: Estimated annual principal payments on the Fund’s aggregate borrowings for each of the three succeeding annual periods ending June 30 are as follows (in thousands):

June 30, 2013	$4,002
June 30, 2014	2,510
$6,512

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund elected not to use hedge accounting. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of June 30, 2012, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2012, it could be required to settle its obligations under the agreements at their termination value of $219,000.

At June 30, 2012, the Fund had 23 interest rate swap contracts that terminate on various dates ranging from August 2012 to June 2015 which generally coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments resulting in an unrealized loss in accumulated other comprehensive loss which is being amortized into earnings over the remaining term of the Fund’s debt. While this change may create future volatility in the Fund’s reported income statement results, it is not expected to have any impact on the Fund’s future cash flows.  The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2012 and December 31, 2011 and on the consolidated statements of operations for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Fixed swaps (notional amount)	$7,403	$12,657
Range of receive rate	0.24% - 0.34%	0.23% - 0.57%
Range of pay rate	2.90% - 5.74%	2.90% - 5.74%

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

The following table indicates the fair value of the derivative contracts as of June 30, 2012 and December 31, 2011(in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilites
2012	Derivative liabilities, at fair value	$-	$205
2011	Derivative liabilities, at fair value	$-	$381

The following table summarizes the effect of the interest rate swaps on the six months ended June 30, 2012 and 2011 consolidated statement of operations and other comprehensive income (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of loss reclassified from OCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2012	(a)	$201	(b)	$29
2011	(a)	$225	(b)	$80

(a)	Losses reclassified from accumulated other comprehensive loss were realized in loss on derivative activities on the accompanying statements of operations.

(b)	All changes in fair value of derivatives subsequent to dedesignation as cash flow hedges were realized in loss on derivative activities on the accompanying statements of operations.

Assuming market rates remain consistent with those at June 30, 2012, $358,000 of the remaining balance in accumulated other comprehensive loss would be expected to be charged to earnings over the next 12 months.

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

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at June 30, 2012	$-	$(205)	$-	$(205)
Interest Rate Swaps at December 31, 2011	$-	$(381)	$-	$(381)

The Fund is also required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments. At December 31, 2011, the carrying value of debt approximated fair value as interest rates were comparable to current market rates.

Subsequent to the adoption of ASU 2011-04, the Fund is also required to disclose the methods used to estimate fair value and the level within the fair value hierarchy within which the fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at June 30, 2012 is as follows:

	Carrying	Fair Value Measuring Using			Liabilities
	Value	Level 1	Level 2	Level 3	At Fair Value
Bank debt, at June 30, 2012	$(6,512)	$-	$(6,179)	$-	$(6,179)

The fair value of the debt as of June 30, 2012 was determined using quoted prices from broker-dealers of comparable securities as of the measurement date.

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement (the “Partnership Agreement”). The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Management fees	$-	$-	$-	$-
Administrative expenses	$20	$52	$45	$116

Management Fees. Pursuant to the Partnership Agreement the General Partner is entitled to receive a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. To maximize the return to the limited partners, the General Partner began waiving management fees in 2009 and has waived all future management fees. Through June 30, 2012, the General Partner has waived $1.8 million of asset management fees, of which $107,000 related to the six months ended June 30, 2012.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which do not exceed the General Partner’s cost of those fees or services.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $120,000, calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of June 30, 2012, the Fund has $76,000 remaining as a Repurchase Commitment, of which none was recorded as a liability at June 30, 2012.

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

We are expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. Our five year reinvestment period has ended and we entered the liquidation period in August 2009. All of our leases and loans mature by the end of 2017. We will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

We acquired a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from an affiliate of our General Partner. In addition, we made secured loans to end users to finance their purchase of equipment. We attempted to structure our secured loans so that, in an economic sense, there was no difference to us between a secured loan and a full payout equipment lease. We financed business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focused on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1 billion or less in total assets;

•	Or $100 million or less in total annual sales.

Our principal objective was to generate regular cash distributions to our limited partners. However, as a result of the continued liquidation of the Fund’s investment portfolio, the Fund notified its limited partners that it will cease making regular cash distributions in July 2012.

General Economic Overview

Economic indicators for the quarter ending June 30, 2012 suggest that the recovery from the Great Recession has slowed and in fact may have stalled.  A steady stream of economic reports during the second quarter of 2012 shows declines in economic activity across a wide range of the U.S. economy.  The abundance of negative news in the second quarter is in stark contrast to first quarter 2012 economic reports that seemed to suggest the economic recovery was gaining momentum.  Adding to the economic uncertainty are the on-going and accelerating problems with sovereign debt and the banking system in the euro-zone. There is also evidence of business inertia caused by a “wait and see” posture by businesses due to the uncertainty caused in an election year with respect to taxation and regulation. Specific economic indicators and reports that were released in the second quarter of 2012 that show the downward trend are summarized below.

Index

•
The June 2012 Institute of Supply Management report on the U.S. manufacturing sector indicated that manufacturing has declined for the first time since July 2009 due to concern over uncertainties in the economies in Europe and China.

•	The Case-Shiller Home Price report released June 26, 2012 showed that home prices are declined from levels one year earlier. Housing is a key engine for economic growth.

•	The U.S. unemployment rate which had been declining remained flat at 8.2% in June 2012.

•	The International Monetary Fund’s annual report on the U.S. economy predicts that economic growth in the U.S. will remain depressed over the next two years.

•	The Reuters/University of Michigan consumer confidence index showed a steep decline.

•
The National Associate of Credit Management Index declined in June 2012 for the second month in a row as indications of business expansion are lower.  The number of new credit applications was down and the number of accounts placed for collection was up.

•
The National Federation of Independent Business Optimism Index declined to “historically low” levels with many small businesses reported as being reluctant to expand their businesses and hire new workers.

•
The Equipment Lease and Finance Foundation’s Monthly Confidence Index was down in June 2012 “reflecting growing concern over the European debt crisis, U.S. unemployment and regulatory and political uncertainty”.

The foregoing presents an unfavorable report on the general economic condition at June 30, 2012 and casts doubt on the future of the recovery from the Great Recession, and while this condition continues our portfolio performance may be negatively affected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Investment in leases and loans, net	$6,298	$10,565

Number of contracts	3,100	3,700
Number of individual end users (a)	2,900	3,500
Average original equipment cost	$17.0	$17.6
Average initial lease term (in months)	63	62
Average remaining lease term (in months)	19	21
States accounting for more than 10% of lease and loan portfolio:
California	16%	15%
Florida	11%	9%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	24%	24%
Medical Equipment	24%	20%
Office Equipment	15%	16%
Water Purification	15%	15%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	52%	48%
Manufacturing	12%	12%
Retail Trade	10%	12%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$6,448	$18,987	$(12,539)	(66)%
Less: allowance for credit losses	150	2,170	(2,020)	(93)%
Investment in leases and loans, net	$6,298	$16,817	$(10,519)	(63)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$8,525	$23,740	$(15,215)	(64)%
Non-performing assets	$170	$3,071	$(2,901)	(94)%
Charge-offs, net of recoveries	$129	$1,578	$(1,449)	(92)%
As a percentage of finance receivables:
Allowance for credit losses	2.3%	11.4%
Non-performing assets	2.6%	16.2%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.5%	6.6%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Despite this, our non-performing assets as a percentage of finance receivables decreased from 16.2% at June 30, 2011 to 2.6% at June 30, 2012, reflecting an improvement in the aging of our portfolio.  Our allowance for credit losses as a percentage of our investments in leases and loans also reflects this, decreasing from 11.4% at June 30, 2011 to 2.3% at June 30, 2012.

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

For a complete discussion of our critical accounting procedures and estimates, see our annual report on Form 10-K for fiscal 2011 under “Management’s Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to those policies through June 30, 2012.

Index

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$185	$350	$(165)	(47)%
Rental income	19	79	(60)	(76)%
Gains on sales of equipment and lease dispositions, net	31	162	(131)	(81)%
Other income	55	98	(43)	(44)%
	290	689	(399)	(58)%

Expenses:
Interest expense	34	85	(51)	(60)%
Depreciation on operating leases	11	61	(50)	(82)%
Provision for credit losses	108	1,085	(977)	(90)%
General and administrative expenses	131	203	(71)	(35)%
Administrative expenses reimbursed to affiliate	20	52	(32)	(62)%
Loss on derivative activities	101	180	(79)	(44)%
	405	1,666	(1,261)	(76)%
Net loss	$(115)	$(977)	$862
Net loss allocated to limited partners	$(114)	$(967)	$853

The overall decrease in revenues is primarily a result of the Fund being in its liquidation phase whereby it is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•
A significant decrease in interest on equipment financings and rental income, due to a decrease in our weighted average net investment in financing assets to $7.4 million for the three months ended June 30, 2012 as compared to $21.3 million for the three months ended June 30, 2011,  a decrease of $13.8 million or 65%.  As we entered our liquidation phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•
Gains on the sale of equipment and lease dispositions decreased $131,000 to $31,000 for the three months ended June 30, 2012 compared to a net gain of $162,000 for the three months ended June 30, 2011. Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased from $98,000 for the three months ended June 30, 2011 to $55,000 for the three months ended June 30, 2012, a decrease of $43,000 or 44%.  The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of our portfolio of leases and loans. Weighted average borrowings for the three months ended June 30, 2012 were $7.5 million as compared to $19.1 million at June 30, 2011. Borrowings for the three months ended June 30, 2012 and 2011 were at an effective interest rate of 1.8% each period.

•	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

•
A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets and an improvement in the aging of our portfolio.  Non-performing assets declined to $170,000 at June 30, 2012 compared to $3.1 million at June 30, 2011, which is a decrease as a percentage of our portfolio to 2.6% at June 30, 2012 compared to 16.2% at June 30, 2011.

Index

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2012 and 2011 was $0.66 and $5.63, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$435	$867	$(432)	(50)%
Rental income	46	160	(114)	(71)%
Gains on sales of equipment and lease dispositions, net	104	140	(36)	(26)%
Other income	107	178	(71)	(40)%
	692	1,345	(653)	(49)%

Expenses:
Interest expense	78	191	(113)	(59)%
Depreciation on operating leases	29	130	(101)	(78)%
Provision for credit losses	129	2,068	(1,939)	(94)%
General and administrative expenses	217	260	(43)	(17)%
Administrative expenses reimbursed to affiliate	45	116	(71)	(61)%
Loss on derivative activities	230	305	(75)	(25)%
	728	3,070	(2,342)	(76)%
Net loss	$(36)	$(1,725)	$1,689
Net loss allocated to limited partners	$(36)	$(1,708)	$1,672

The decrease in total revenues was primarily attributable to the following:

•
A significant decrease in interest on equipment financings due to a decrease in our weighted average net investment in financing assets to $8.5 million for the six months ended June 30, 2012 as compared to $23.7 million for the six months ended June 30, 2011, a decrease of $15.2 million or 64.1%.  As we entered our liquidation phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•
Gains on the sale of equipment and lease dispositions decreased $36,000 to $104,000 for the six months ended June 30, 2012 compared to a net gain of $140,000 for the six months ended June 30, 2011. Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased from $178,000 for the six months ended June 30, 2011 to $107,000 for the six months ended June 30, 2012, a decrease of $71,000 or 40%.  The decrease in other income is primarily related to a decrease in late fee income and collection administrative fees, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of our portfolio of leases and loans. Weighted average borrowings for the six months ended June 30, 2012 were $8.6 million as compared to $21.4 million at June 30, 2011. Borrowings for the six months ended June 30, 2012 and 2011 were at an effective interest rate of 1.8% each period.

•
A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets and an improvement in the aging of our portfolio.  Non-performing assets declined to $170,000 at June 30, 2012 compared to $3.1 million at June 30, 2011, which is a decrease as a percentage of our portfolio to 2.6% at June 30, 2012 compared to 16.2% at June 30, 2011.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2012 and 2011 was $0.20 and $9.95, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Index

Liquidity and Capital Resources

General

Our major source of liquidity is excess cash derived from the collection of lease payments, after payment of debt principal and interest on debt. Our other cash requirements, in addition to debt service, are for normal operating expenses and, prior to July 2012, distributions to our limited partners. As noted previously, we notified our limited partners that we will cease making regular cash distributions in July 2012. Accordingly, we plan to fund future operating expenses from cash remaining after payments for debt service.

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At June 30, 2012, the total future minimum lease and loan payments scheduled to be received was $6.8 million which excludes the $150,000 allowance for credit losses. The outstanding principal balance owed on our debt facility was $6.5 million. We believe at this time that future net cash inflows will be sufficient to finance operations and meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$262	$287
Net cash provided by investing activities	4,213	8,264
Net cash used in financing activities	(4,460)	(8,566)
Increase (decrease) in cash	$15	$(15)

Cash increased by $15,000 primarily due to net proceeds from leases and loans of $4.2 million and operating cash flows of $262,000, partially offset by debt repayments of $4.4 million and distributions to our partners of $173,000.

As of June 30, 2012, $6.5 million was outstanding under our secured term loan agreement with Portigon Financial Services ("Portigon" or the "Lender"), previously known as WestLB AG, New York Branch. No further borrowings are available under the secured term loan agreement. This facility is secured by eligible leases and loans that have been pledged as collateral. Recourse under this facility is limited to the amount of collateral pledged. As of June 30, 2012, $6.5 million of leases and loans and $615,000 of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.3%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014.

On June 29, 2012, we amended our agreement with the Lender to remove certain covenants from the loan agreement.  In exchange for the foregoing, we and the parent of our General Partner agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.

As of June 30, 2012 we were in compliance with the term facility.

Partners’ distributions paid during the six months ended June 30, 2012 and 2011 were $173,000 and $173,000, respectively.  Cumulative partner distributions paid from our inception to June 30, 2012 were approximately $9.6 million.  To date, limited partners have received total distributions of approximately 56% of their original amount invested, depending upon when the investment was made.  Partner distributions for the six months ended June 30, 2012 and 2011 were made at a rate of 2% of capital invested.  As noted previously, we notified our limited partners that we will cease making regular cash distributions in July 2012. However, our General Partner will continue to work to maximize the amount that can be distributed to our limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.

The General Partner waived its management fees beginning May 1, 2009. Accordingly, we did not record any management fee expense for the six months ended June 30, 2012. The General Partner has also waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities. Through June 30, 2012, the General Partner has waived $1.8 million of asset management fees, of which $107,000 related to the six months ended June 30, 2012.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At June 30, 2012, our credit evaluation indicated a need for an allowance for credit losses of $150,000. As our lease portfolio ages, and if the economy in the United States deteriorates, we may need to increase our allowance for credit losses.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)
10.4	Third Amendment to WestLB AG , New York Branch, Secured Loan Agreement (6)
10.5	Fourth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (7)
10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)
10.7	Seventh Amendment WestLB AG, New York Branch, Secured Loan Agreement (9)
10.8	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)
10.9	Ninth Amendment to WestLB AG, New York Branch, Secured Loan Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of  operations for the three and six month periods ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three and six month period ended June 30, 2012; (iv) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the six month period ended June 30, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended June 30, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation, its General Partner

August 13, 2012	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

August 13, 2012	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer