Form 10-Q
period 2012-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2012-11-14
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to_____________

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
Consolidated Balance Sheets
(In thousands)

	September 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Cash	$5	$48
Restricted cash	572	1,089
Investment in leases and loans, net	4,438	10,565
Deferred financing costs, net	107	45
Other assets	32	70
Total assets	$5,154	$11,817

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$4,721	$10,889
Accounts payable and accrued expenses	157	152
Other liabilities	76	89
Derivative liabilities, at fair value	146	381
Due to affiliates	7,632	7,649
Total liabilities	12,732	19,160

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(220)	(211)
Limited partners	(6,964)	(6,299)
Accumulated other comprehensive loss	(394)	(833)
Total partners’ deficit	(7,578)	(7,343)
Total liabilities and partners' deficit	$5,154	$11,817

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Interest on equipment financings	$142	$351	$577	$1,218
Rental income	11	51	57	211
Gains on sales of equipment and lease dispositions, net	14	(17)	118	122
Other income	36	54	143	233
	203	439	895	1,784

Expenses:
Interest expense	304	178	583	594
Depreciation on operating leases	8	35	37	165
Provision for credit losses	255	309	384	2,378
General and administrative expenses	50	179	266	439
Administrative expenses reimbursed to affiliate	16	45	61	161
Loss on derivative activites	6	28	35	107
	639	774	1,366	3,844
Net loss	$(436)	$(335)	$(471)	$(2,060)
Net loss allocated to limited partners	$(432)	$(332)	$(466)	$(2,039)

Weighted average number of limited partner units outstanding during the period	171,696	171,696	171,696	171,696
Net loss per weighted average limited partner unit	$(2.51)	$(1.93)	$(2.72)	$(11.88)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(436)	$(335)	$(471)	$(2,060)
Amortization of loss on financial derivatives reclassified from accumulated other comprehensive loss	238	110	439	335
Comprehensive loss	$(198)	$(225)	$(32)	$(1,725)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	Deficit

Balance at January 1, 2012	$(211)	171,696	$(6,299)	$(833)	$(7,343)

Cash distributions to partners	(4)	-	(199)	-	(203)
Net loss	(5)	-	(466)	-	(471)
Amortization of loss on financial derivatives	-	-	-	439	439
Balance, September 30, 2012	$(220)	171,696	$(6,964)	$(394)	$(7,578)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(471)	$(2,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(118)	(122)
Depreciation on operating leases	37	165
Provision for credit losses	384	2,378
Amortization of deferred financing costs	74	86
Net loss (gain) on derivative activities	474	(210)
Changes in operating assets and liabilities:
Other assets	38	7
Accounts payable and accrued expenses and other liabilities	(325)	168
Due to affiliates	(17)	(42)
Net cash provided by operating activities	76	370

Cash flows from investing activities:
Purchases of leases and loans	(7)	-
Proceeds from leases and loans	6,004	11,467
Security deposits returned	(173)	(141)
Net cash provided by investing activities	5,824	11,326

Cash flows from financing activities:
Repayment of debt	(6,168)	(12,016)
Decrease in restricted cash	517	658
Increase in deferred financing costs	(89)	-
Cash distributions to partners	(203)	(262)
Net cash used in financing activities	(5,943)	(11,620)

(Decrease)/increase in cash	(43)	76
Cash, beginning of period	48	37
Cash, end of period	$5	$113

Supplemental cash flow disclosure:
Cash paid for interest	$73	$178

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
September 30, 2012
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

The Fund was expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. The Fund’s five-year reinvestment period has ended and the Fund entered the liquidation period in August 2009. All of the Fund’s leases and loans mature by the end of 2027. Contractually, the Fund will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (“the Partnership Agreement”).

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

As of September 30, 2012 and 2011, in addition to its 1% general partnership interest, the General Partner also had invested $800,000 for a 6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 calendar year.  The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

The Fund has evaluated subsequent events through the date the consolidated financial statements were issued and determined there were no events that have occurred that would require adjustments to the consolidated financial statements.

Reclassification

Certain reclassifications have been made to 2011 reported amounts to conform to the current year presentation. Amortization of other comprehensive income on the Fund’s interest rate swaps of approximately $110,000 and $335,000 for the three and nine months ended September 30, 2011 was reclassified from loss on derivative activities to interest expense.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, and the fair value and effectiveness of interest rate swaps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund’s history with regard to the realization of residuals, available industry data and the General Partner’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, the General Partner’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Income is not recognized on leases and loans when a default on payment exists for a period of 90 days or more. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
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

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive loss as of September 30, 2012 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $32,000 and $126,000, respectively, for the three and nine months ended September 30, 2012 and $56,000 and $203,000, respectively, for the three and nine months ended September 30, 2011.

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

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

NOTE 3 –  INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Direct financing leases (a)	$2,903	$7,612
Loans (b)	1,778	3,023
Operating leases	17	80
	4,698	10,715
Allowance for credit losses	(260)	(150)
	$4,438	$10,565

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(b)	The interest rates on loans generally range from 6% to 15%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30,		December 31,
	2012		2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$2,907	$2,085	$7,895	$3,486
Unearned income	(238)	(248)	(619)	(397)
Residuals, net of unearned residual income (a)	257	-	519	-
Security deposits	(23)	(59)	(183)	(66)
	$2,903	$1,778	$7,612	$3,023

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Equipment	$261	$539
Accumulated depreciation	(244)	(459)
	$17	$80

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

NOTE 4 –  ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses) as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012		December 31, 2011
Age of receivable	Investments in leases and loans	%	Investments in leases and loans	%
Current	$3,911	83.25%	$10,016	93.5%
Delinquent:
31 to 91 days past due	309	6.58%	562	5.2%
Greater than 91 days (a)	478	10.17%	137	1.3%
	$4,698	100%	$10,715	100%

(a)	Balancesin this age category are collectively evaluated for impairment.

The Fund had $478,000 and $137,000 of leases and loans on nonaccrual status as of September 30, 2012 and December 31, 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Performing	$4,220	$10,578
Nonperforming	478	137

	$4,698	$10,715

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance for credit losses, beginning of period	$150	$2,170	$150	$1,680
Provision for credit losses	255	309	384	2,378
Charge-offs	(170)	(2,314)	(497)	(4,175)
Recoveries	25	205	223	487
Allowance for credit losses, end of period (a)	$260	$370	$260	$370

(a)	End of period balances are collectively evaluated for impairment.

NOTE 5 –  DEFERRED FINANCING COSTS

As of September 30, 2012 and December 31, 2011, deferred financing costs include $107,000 and $45,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt. Accumulated amortization as of September 30, 2012 and December 31, 2011 was $1.2 million and $1.1 million, respectively.

NOTE 6 –  BANK DEBT

The Fund has a secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch, which is collateralized by specific lease receivables and related equipment.

As of September 30, 2012 and December 31, 2011, the outstanding balance under this financing arrangement was $4.7 million and $10.9 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014 (maturity date). Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.4%. The interest rate swap agreements terminate at various dates through June 2015. Recourse under this facility is limited to the amount of collateral pledged. As of September 30, 2012, $4.7 million of leases and loans and $428,000 of restricted cash were pledged as collateral under this facility.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
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

As of September 30, 2012 the Fund was in compliance with the term facility.

Debt   repayments: Estimated annual principal payments on the Fund’s aggregate borrowings for each of the two succeeding twelve month periods ending September 30 are as follows (in thousands):

September 30, 2013	$2,699
September 30, 2014	2,022
$4,721

NOTE 7 –  DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of September 30, 2012, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2012, it could be required to settle its obligations under the agreements at their termination value of $155,000.

At September 30, 2012, the Fund had 22 interest rate swap contracts that terminate on various dates ranging from November 2012 to June 2015 which generally coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments whereby any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, are recognized immediately in the accompanying consolidated statements of operations.  While this change may create future volatility in the Fund’s reported income statement results, it is not expected to have any impact on the Fund’s future cash flows.

For the forecasted transactions that are probable of occurring, the derivative loss remaining in accumulated other comprehensive loss as of September 30, 2012 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In July 2012 the Fund prospectively revised its estimate on amortization of accumulated other comprehensive loss which will accelerate amortization and more closely align the recognition of accumulated other comprehensive loss with projected repayments of the Fund’s borrowings.    This increased the Fund’s net loss and interest expense by $144,000 for the three and nine month periods ended September 30, 2012, respectively, and increased the net loss per limited partner unit by $0.83 and $0.84 per share for the three and nine month periods ended September 30, 2012, respectively.

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2012 and December 31, 2011 and on the consolidated statements of operations for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	2012	2011
Fixed swaps (notional amount)	$5,262	$12,657
Range of receive rate	0.21% - 0.24%	0.23% - 0.57%
Range of pay rate	2.90% - 5.74%	2.90% - 5.74%

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

The following table indicates the fair value of the derivative contracts as of September 30, 2012 and December 31, 2011(in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
2012	Derivative liabilities, at fair value	$-	$146
2011	Derivative liabilities, at fair value	$-	$381

The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and other comprehensive income for the nine months ended September 30, 2012 and 2011 (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of loss reclassified from OCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2012	(a)	$439	(b)	$35
2011	(a)	$335	(b)	$107

(a)	Losses reclassified from accumulated other comprehensive loss were realized in interest expense on the accompanying statements of operations.

(b)	All changes in fair value of derivatives subsequent to dedesignation as cash flow hedges were realized in loss on derivative activities on the accompanying statements of operations.

As of September 30, 2012, $330,000 of the remaining balance in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at September 30, 2012	$-	$(146)	$-	$(146)
Interest Rate Swaps at December 31, 2011	$-	$(381)	$-	$(381)

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments. At December 31, 2011, the carrying value of debt approximated fair value as interest rates were comparable to current market rates.

Subsequent to the adoption of Accounting Standards Update 2011-04 (“ASU 2011-04”), the Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at September 30, 2012 is as follows:

	Carrying	Fair Value Measuring Using			Liabilities
	Value	Level 1	Level 2	Level 3	At Fair Value
Bank debt, at September 30, 2012	$(4,721)	$-	$(4,545)	$-	$(4,545)

The fair value of the debt as of September 30, 2012 was determined using quoted prices from broker-dealers of comparable securities as of the measurement date.

NOTE 9 –  CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement.  The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Management fees	$-	$-	$-	$-
Administrative expenses	$16	$45	$61	$161

Management Fees. Pursuant to the Partnership Agreement the General Partner is entitled to receive a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. To maximize the return to the limited partners, the General Partner began waiving management fees in 2009 and has waived all future management fees. Through September 30, 2012, the General Partner has waived $1.8 million of asset management fees, of which $145,000 related to the nine months ended September 30, 2012.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 10 –COMMITMENTS AND CONTINGENCIES

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

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $120,000, calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of September 30, 2012, the Fund has $77,000 remaining as a Repurchase Commitment, of which none was recorded as a liability at September 30, 2012.

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

We were expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. Our five year reinvestment period has ended and we entered the liquidation period in August 2009. All of our leases and loans mature by the end of 2027. We will terminate on December 31, 2027, unless sooner dissolved or terminated as provided in the Partnership Agreement.

We acquired a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from an affiliate of our General Partner. In addition, we made secured loans to end users to finance their purchase of equipment. We attempted to structure our secured loans so that, in an economic sense, there was no difference to us between a secured loan and a full payout equipment lease. We financed business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focused on the small to mid-size business market, which generally includes businesses with:

●	500 or fewer employees;

●	$1 billion or less in total assets;

●	Or $100 million or less in total annual sales.

Our principal objective was to generate regular cash distributions to our limited partners. However, as a result of the continued liquidation of the Fund’s investment portfolio, the Fund ceased making regular cash distributions in July 2012.

General Economic Overview

Economic indicators for the quarter ending September 30, 2012 show a continuation of the uneven pattern of economic activity that was seen in the first half of 2012. The overall economic landscape exhibits a stagnant condition with some sectors showing modest improvement and other sectors showing declines.  These mixed results are especially evident in the important housing market, a major engine of economic activity, as existing home sales declined 1.7% in September while new housing starts increased.  A lack of consumer and business confidence seems to be driving the lackluster economic performance. Consumer and business confidence also remains uncertain pending the outcomes of the United States of America (“U.S.”) presidential election, tax changes, the “fiscal cliff” (an automatic combination of tax increases and mandated government spending cuts), the U.S. debt ceiling, and the European debt problem.

Index

Some specific key economic indicators and reports that were released in the third quarter of 2012 and that show the downward trend are summarized below.

•	The Commerce Department reported that durable goods orders fell 13.2% which was the largest drop since January 2009 when the economy was in recession.

•	Rising gas prices are negatively impacting consumer spending.

•	Slowing global growth is negatively impacting U.S. manufacturing which had shown signs of growth due to expanding exports.

•
The National Federation of Independent Business Optimism Index reported a drop in September 2012 and continued to indicate a “solid recession reading”. This is particularly noteworthy as small businesses comprise the majority of the equipment lease and loan obligors in our portfolios. Lack of confidence and optimism among this group does not bode well for economic expansion and job creation.

•	Business investment and capital spending, which are important contributors to economic growth, were reported to be down in the quarter ending September 2012.

With the presidential election looming, congressional gridlock firmly in place and uncertainty about tax policy we might expect the economy to remain stagnant in the fourth quarter. Additionally, with the looming “fiscal cliff” the outlook for 2013 is not positive with many economists now warning of the possibility of recession if the issues surrounding the “fiscal cliff” are not promptly addressed.  In such a situation the performance of our portfolio of leases and loans might be negatively impacted.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Investment in leases and loans, net	$4,438	$10,565

Number of contracts	2,900	3,700
Number of individual end users (a)	2,700	3,500
Average original equipment cost	$16.7	$17.6
Average initial lease term (in months)	63	62
Average remaining lease term (in months)	18	21
States accounting for more than 10% of lease and loan portfolio:
California	17%	15%
Florida	12%	9%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	27%	20%
Industrial Equipment	24%	24%
Office Equipment	14%	16%
Water Purification	13%	15%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	56%	48%
Manufacturing	12%	12%
Retail Trade	10%	12%

(a)
Located in most of the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 4% of our portfolio based on original cost of the equipment.

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

Index

	As of and for the
	Nine Months Ended September 30,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$4,698	$13,762	$(9,064)	(66)%
Less: allowance for credit losses	(260)	(370)	110	30%
Investment in leases and loans, net	$4,438	$13,392	$(8,954)	(67)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$7,528	$21,328	$(13,800)	(65)%
Non-performing assets	$478	$486	$(8)	(2)%
Charge-offs, net of recoveries	$274	$3,688	$(3,414)	(93)%
As a percentage of finance receivables:
Allowance for credit losses	5.5%	2.7%
Non-performing assets	10.2%	3.5%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	3.6%	17.3%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Our non-performing assets as a percentage of finance receivables reflect this, increasing from 3.5% at September 30, 2011 to 10.2% at September 30, 2012.  The increase in non-performing assets to $478,000 at September 30, 2012 is representative of a recent deterioration in the performance of our portfolio as evidenced by a comparison to non-performing assets at June 30, 2012 of $170,000, an increase of $308,000. Our allowance for credit losses as a percentage of our investments in leases and loans also reflects this, increasing from 2.7% at September 30, 2011 to 5.5% at September 30, 2012.

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

For a complete discussion of our critical accounting procedures and estimates, see our annual report on Form 10-K for fiscal 2011 under “Management’s Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to those policies through September 30, 2012.

Index

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$142	$351	$(209)	(60)%
Rental income	11	51	(40)	(78)%
Gains on sales of equipment and lease dispositions, net	14	(17)	31	(182)%
Other income	36	54	(18)	(33)%
	203	439	(236)	(54)%

Expenses:
Interest expense	304	178	126	71%
Depreciation on operating leases	8	35	(27)	(77)%
Provision for credit losses	255	309	(54)	(17)%
General and administrative expenses	50	179	(129)	(72)%
Administrative expenses reimbursed to affiliate	16	45	(29)	(64)%
Loss on derivative activities	6	28	(22)	(79)%
	639	774	(135)	(17)%
Net loss	$(436)	$(335)	$(101)
Net loss allocated to limited partners	$(432)	$(332)	$(100)

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio since the Fund is in its liquidation phase whereby it is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

●
A significant decrease in interest on equipment financings and rental income, due to a decrease in our weighted average net investment in financing assets to $5.6 million for the three months ended September 30, 2012 as compared to $16.6 million for the three months ended September 30, 2011,  a decrease of $11.0 million or 66%.  As we entered our liquidation phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

●
Gains on the sale of equipment and lease dispositions increased $31,000 to $14,000 for the three months ended September 30, 2012 compared to a net loss of $17,000 for the three months ended September 30, 2011. Gains and losses on sales of equipment may vary significantly from period to period.

●
Other income decreased from $54,000 for the three months ended September 30, 2011 to $36,000 for the three months ended September 30, 2012, a decrease of $18,000 or 33%.  The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

●
A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.  The decrease in our provision is due to a decline in the portfolio of equipment financed assets, however, was offset by an increase in our non-performing assets.  Non-performing assets increased as a percentage of our portfolio to 10.2% at September 30, 2012 compared to 3.5% at September 30, 2011.

●	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

●
The decreases in total expense were partially offset by an increase in interest expense.   In July 2012 we revised our estimate of amortizing accumulated other comprehensive loss to more closely align the recognition of accumulated other comprehensive loss with projected repayments of our borrowings, which increased our interest expense by $144,000.  This increase was partially offset by a decrease in our bank debt caused by the ongoing maturities of our portfolio of leases and loans. Weighted average borrowings for the three months ended September 30, 2012 were $5.6 million as compared to $15.4 million at September 30, 2011. Borrowings for the three months ended September 30, 2012 and 2011 were at an effective interest rate of 1.8% and 4.7%, respectively.

Index

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2012 and 2011 was $2.51 and $1.93, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$577	$1,218	$(641)	(53)%
Rental income	57	211	(154)	(73)%
Gains on sales of equipment and lease dispositions, net	118	122	(4)	(3)%
Other income	143	233	(90)	(39)%
	895	1,784	(889)	(50)%

Expenses:
Interest expense	583	594	(11)	(2)%
Depreciation on operating leases	37	165	(128)	(78)%
Provision for credit losses	384	2,378	(1,994)	(84)%
General and administrative expenses	266	439	(173)	(39)%
Administrative expenses reimbursed to affiliate	61	161	(100)	(62)%
Loss on derivative activities	35	107	72	(67)%
	1,366	3,844	(2,478)	(64)%
Net loss	$(471)	$(2,060)	$1,589
Net loss allocated to limited partners	$(466)	$(2,039)	$1,573

The decrease in total revenues was primarily attributable to the following:

●
A significant decrease in interest on equipment financings and rental income due to a decrease in our weighted average net investment in financing assets to $7.5 million for the nine months ended September 30, 2012 as compared to $21.3 million for the nine months ended September 30, 2011, a decrease of $13.8 million or 65.0%.  As we entered our liquidation phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

●
Other income decreased from $233,000 for the nine months ended September 30, 2011 to $143,000 for the nine months ended September 30, 2012, a decrease of $90,000 or 39%.  The decrease in other income is primarily related to a decrease in late fee income which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

●
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of our portfolio of leases and loans, partially offset by an increase in amortization of accumulated other comprehensive loss related to our interest rate swaps. Weighted average borrowings for the nine months ended September 30, 2012 were $7.6 million as compared to $19.3 million at September 30, 2011. Borrowings for the nine months ended September 30, 2012 and 2011 were at an effective interest rate of 2.5% and 1.8%, respectively.  The increase in amortization of accumulated other comprehensive loss is the result of a revision in our estimate of amortizing accumulated other comprehensive loss to more closely align the recognition of accumulated other comprehensive loss with projected repayments of our borrowings, which increased our interest expense by $144,000.

●	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

●
A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets, however, was partially offset by an increase in our non-performing assets as a percentage of our portfolio to 10.2% at September 30, 2012 compared to 3.5% at September 30, 2011.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2012 and 2011 was $2.72 and $11.88, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Index

Liquidity and Capital Resources

General

Our major source of liquidity is excess cash derived from the collection of lease payments, after payment of debt principal and interest on debt. Our other cash requirements, in addition to debt service, are for normal operating expenses and, prior to July 2012, distributions to our limited partners. As noted previously, we ceased making regular cash distributions in July 2012. Accordingly, any future cash distributions to our limited partners are dependent upon excess cash remaining after we have repaid our obligations.

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At September 30, 2012, the total future minimum lease and loan payments scheduled to be received was $5.0 million which excludes the $260,000 allowance for credit losses. The Fund also derives cash from fees paid by our customers and from recoveries of previous bad debts. The outstanding principal balance owed on our debt facility was $4.7 million. We believe at this time that future net cash inflows will be sufficient to finance operations and meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$76	$370
Net cash provided by investing activities	5,824	11,326
Net cash used in financing activities	(5,943)	(11,620)
(Decrease) increase in cash	$(43)	$76

Cash decreased by $43,000 primarily due to debt repayments of $6.2 million and distributions to our partners of $203,000, partially offset by net proceeds from leases and loans of $5.8 million and operating cash flows of $76,000.

As of September 30, 2012, $4.7 million was outstanding under our secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch. No further borrowings are available under the secured term loan agreement. This facility is secured by eligible leases and loans that have been pledged as collateral. Recourse under this facility is limited to the amount of collateral pledged. As of September 30, 2012, $4.7 million of leases and loans and $428,000 of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.4%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014 (maturity date).

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

As of September 30, 2012 we were in compliance with the term facility.

Partners’ distributions paid during the nine months ended September 30, 2012 and 2011 were $203,000 and $262,000, respectively.  Cumulative partner distributions paid from our inception to September 30, 2012 were approximately $9.6 million.  To date, limited partners have received total distributions of approximately 56% of their original amount invested, depending upon when the investment was made.  Partner distributions for the nine months ended September 30, 2012 and 2011 were made at a rate of 2% of capital invested.  As noted previously, we ceased making regular cash distributions in July 2012. However, our General Partner will continue to work to maximize the amount that can be distributed to our limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. As noted previously, any future cash distributions to our limited partners are dependent upon excess cash remaining after we have repaid our obligations.

The General Partner waived its management fees beginning May 1, 2009. Accordingly, we did not record any management fee expense for the nine months ended September 30, 2012. The General Partner has also waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities. Through September 30, 2012, the General Partner has waived $1.8 million of asset management fees, of which $145,000 related to the nine months ended September 30, 2012.

Index

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At September 30, 2012, our credit evaluation indicated a need for an allowance for credit losses of $260,000. As our lease portfolio ages, and if the economy in the United States deteriorates, we may need to increase our allowance for credit losses.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)
10.4	Third Amendment to WestLB AG , New York Branch, Secured Loan Agreement (6)
10.5	Fourth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (7)
10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)
10.7	Seventh Amendment WestLB AG, New York Branch, Secured Loan Agreement (9)
10.8	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)
10.9	Ninth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of  Operations for the three and nine month periods ended September 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2012 and 2011; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the nine month period ended September 30, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended September 30, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements.

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 26, 2004 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 and by this reference incorporated herein.
(4)	Filed previously on Form 8-K, filed on September 19, 2003 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(11)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and by this reference incorporated herein.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

November 14, 2012	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

November 14, 2012	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer