Form 10-K
period 2012-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2013-03-28
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

●	changes in our industry, interest rates or the general economy;

●	increased rates of default and/or decreased recovery rates on our investment in lease and loans;

●	availability, terms and deployment of debt funding;

●	general volatility of the debt markets;

●	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service; and

●	the degree and nature of our competition.

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

Index

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

Number of Partners as of December 31, 2012
Title of Class
Limited Partners	441
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2012 and 2011 were $200,000 and $342,000 respectively. These distributions were paid on a monthly basis to our limited partners at rate of approximately 2% through June 2012.  In July 2012 we ceased making regular cash distributions to our limited partners.  Distributions to our limited partners in 2011 were made at 2% of their original capital contribution to us.

ITEM 6 –	SELECTED FINANCIAL DATA

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Index

ITEM 7 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $7.6 million from inception through December 31, 2012 in order to preserve our cash. Additionally, our General Partner waived approximately $173,000 in management fees for the 12 month period ended December 31, 2012 and has waived approximately $1.9 million on a cumulative basis. The General Partner has also waived future management fees in order to preserve our cash.  We entered our maturity phase in August 2009 and are prohibited under the Partnership Agreement from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 50% to 64% of their original amount invested, depending upon when the investment was made.  Distributions to our limited partners were made at a rate of 2.0% of their original capital invested in 2011 and through June of 2012.  In July 2012 we ceased making regular cash distributions to our  partners as the fund is in its final liquidation process which will continue until all of the leases are collected or sold and our debts are paid.   Our General Partner will continue to work to maximize the amount that can be distributed to our limited partners in the future.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  Based on our recent performance, which was negatively impacted by the economic recession, it does not appear probable there will be significant, if any, further distributions to the limited partners. Any future cash distributions to our limited partners are dependent upon excess cash remaining after we have repaid our obligations.

General Economic Overview

United States of America (“U.S.”) economic activity for the quarter ended December 31, 2012 was dominated by uncertainties surrounding the U.S. Presidential election and various tax cuts set to expire January 1, 2013 (the “Fiscal Cliff”).  These uncertainties, with respect to potential changes in taxes, government spending, and government regulations,  left many businesses in a “wait and see” position before deciding to invest in personnel, equipment and other capital expenditures.  Likewise the uncertainties affected consumer sentiment and resulted in a less than hoped for robust holiday selling season.  Thus both business and consumer economic activities were somewhat dampened in the fourth quarter of 2012 by the questions regarding the outcome of the election and Fiscal cliff.  Despite the foregoing there were a number of positive reports in the important housing, manufacturing , and service industries that point to a slow but continuing improvement in the economy.  Some specific key economic indicators and reports that were released in the fourth quarter of 2012 and that show these trends are summarized below.

•	Gasoline prices showed a significant decline which is positive for household budgets and may spur some consumer spending

•
The Commerce Department reported signs of recovery in the housing market as new single family home sales increased at the fastest rate in two and one half years and the median price of new homes rose 14.9% year-over-year.

Index

•
The S&P/Case-Shiller Home Price Index report released in December 2012 showed that home prices rose 4.3% in the most recent 12 month period. This is significant as it indicates an increase in demand after a long post recession period of decline.

•
The National Association of Realtors reported existing home sales increased 14.5% year-over-year showing that “Momentum continues to build in the housing market from growing jobs and a bursting out of household formation.”

•
The Institute of Supply Management reported that both the manufacturing and non-manufacturing sectors expanded in December 2012 with the non-manufacturing sector showing expansion for the thirty-sixth consecutive month.

•
The National Association of Credit Management index remained positive in December 2012, although it was slightly lower than the preceding month due to lower reported business sales which “reinforces the notion that business is stalled out in anticipation of what might happen with spending and taxation next year.”

•
The National Federation of Independent Business confidence level increased but remained at a low level with 70% of surveyed business owners reporting that the current period is a bad time to expand citing uncertainty around taxes and regulations as the top two business problems.

•
The Equipment Leasing and Finance Association’s Monthly Confidence Index for December 2012 declined from November 2012 “reflecting industry participant’s concerns regarding the impact of fiscal issues on capital expenditures.”

Together these indicators point to an economy that is showing signs of a slow sustained improvement in certain sectors, but also held back by significant uncertainty caused by the political climate.  With a new set of economic deadlines looming in early 2013 including government spending and debt limitations the uncertainty may well continue into the first quarter of 2013. As this affects small businesses, this situation might affect the performance of our portfolio of leases and loans which are largely made to the small to medium sized business community.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2012	2011
Investment in leases and loans, net	$2,825	$10,565

Number of contracts	2,500	3,700
Number of individual end users (a)	2,300	3,500
Average original equipment cost	$15.7	$17.6
Average initial lease term (in months)	65	62
Average remaining lease term (in months)	21	21
States accounting for more than 10% of lease and loan portfolio:
California	20%	15%
Florida	11%	9%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	35%	20%
Industrial Equipment	25%	24%
Office Equipment	14%	16%
Water Purification	9%	15%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	60%	48%
Manufacturing	9%	12%
Retail Trade	9%	12%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 4% of our portfolio based on original cost of the equipment.

Index

We have primarily utilized debt facilities to fund the acquisitions of lease portfolios. As of December 31, 2012 and December 31, 2011, our outstanding debt was $3.4 million and $10.9 million, respectively.

Portfolio Performance

The table below provides information about our finance receivables, including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Years Ended December 31,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$3,085	$10,715	$(7,630)	(71)%
Less: allowance for credit losses	(260)	(150)	(110)	73%
Investment in leases and loans, net	$2,825	$10,565	$(7,740)	(73)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$6,609	$19,022	$(12,413)	(65)%
Non-performing assets	$282	$137	$145	106%
Charge-offs, net of recoveries	$685	$4,080	$(3,395)	(83)%
As a percentage of finance receivables:
Allowance for credit losses	8.43%	1.40%
Non-performing assets	9.14%	1.28%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	10.36%	21.45%

We managed our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the recent economic recession in part, by implementing early intervention techniques in collection procedures.

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession and ongoing uncertainties surrounding the recovery in the United States has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies.  Our non-performing assets as a percentage of finance receivables increased to 9.14% at December 31, 2012 compared to 1.28% at December 31, 2011 as a result of this.  Our performance in 2012 regressed mid-year as a few larger accounts became delinquent and have progressed to non-performing assets as of December 31, 2012. Additionally, our investments in leases and loans that were current as a percentage of our portfolio decreased to 88.1% as of December 31, 2012 compared to 93.5% at December 31, 2011.

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

Allowance for Credit Losses. We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2012 and, 2011, we had $282,000 and $137,000, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$667	$1,463	$(796)	(54)%
Rental income	64	259	(195)	(75)%
Gains on sales of equipment and lease dispositions, net	124	161	(37)	(23)%
Other income	192	296	(104)	(35)%
	1,047	2,179	(1,132)	(52)%

Expenses:
Interest expense	482	1114	(632)	(57)%
Depreciation on operating leases	40	195	(155)	(79)%
Provision for credit losses	795	2,550	(1,755)	(69)%
General and administrative expenses	360	423	(63)	(15)%
Administrative expenses reimbursed to affiliate	76	193	(117)	(61)%
Loss (gain) on derivative activities	293	(240)	533	(222)%
	2,046	4,235	(2,189)	(52)%
Net loss	$(999)	$(2,056)	$1,057
Net loss allocated to limited partners	$(989)	$(2,035)	$1,046

The overall decrease in revenues and expenses is primarily a result of the Fund being in its maturity phase whereby the Fund is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

●
A significant decrease in our weighted average net investment in financing assets to $6.6 million for the year ended December 31, 2012 as compared to $19.0 million for the year ended December 31, 2011, a decrease of $12.4 million or 65%.  We have not acquired additional leases and loans since we entered our maturity phase in August 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines due to the ongoing maturities of our leases and loans.

●
Gains on the sale of equipment and lease dispositions decreased $37,000 to $124,000 for the year ended December 31, 2012 compared to $161,000 for the year ended December 31, 2011. Gains and losses on sales of equipment may vary significantly from period to period.

●
Other income decreased from $296,000 for the year ended December 31, 2011 to $192,000 for the year ended December 31, 2012, a decrease of $104,000 or 35%.  The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

●
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of the portfolio of lease and loans. Weighted average borrowings for the year ended December 31, 2012 were $6.7 million as compared to $17.6 million as of December 31, 2011. Borrowings for the years ended December 31, 2012 and 2011 were at an effective interest rate of 7.2% and 6.3%, respectively.  We expect our interest expense to continue to decline as our portfolio of leases and loans matures.

●	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

●	A decrease in administrative expenses reimbursed to affiliate due to the decreased size of our portfolio.

●
A significant decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2012 and 2011 was $5.76 and $11.85, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Index

Approximately $173,000 of management fees were waived for the year ended December 31, 2012 and approximately $1.9 million have been waived on a cumulative basis.  The General Partner has also waived all future management fees.

Liquidity and Capital Resources

General

Our major source of liquidity is excess cash derived from the collection of lease payments, after payment of debt principal and interest on debt. Our other cash requirements, in addition to debt service, are for normal operating expenses and, prior to July 2012, distributions to our limited partners. As noted previously, we ceased making regular cash distributions in July 2012. Based on our recent performance, which was negatively impacted by the economic recession, it does not appear probable there will be significant, if any, further distributions to the limited partners. Any future cash distributions to our limited partners are dependent upon excess cash remaining after we have repaid our obligations.

As noted previously, we entered the maturity phase in August 2009. Accordingly, we are generally not permitted to purchase any new leases or loans, unless contractually required to as part of an ultimate net loss reserve associated with portfolios of leases and loans previously sold to third parties.

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At December 31, 2012, the total future minimum lease payments scheduled to be received was $3.3 million which excludes the $260,000 allowance for credit losses. The outstanding principal balance owed on our debt facility was $3.4 million. We believe at this time that future net cash inflows on our investments in leases and loans plus our restricted cash will be sufficient to meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2012	2011
Net cash provided by operating activities	$91	$377
Net cash provided by investing activities	7,029	13,990
Net cash used in financing activities	(7,133)	(14,356)
(Decrease) increase in cash	$(13)	$11

Cash decreased by $13,000 primarily due to debt repayments of $7.5 million (of which $667,000 was paid from restricted cash), distributions to our partners of $204,000, and a reduction in cash provided by operations partially offset by $7.0 million in net proceeds from our investments in leases and loans.

As of December 31, 2012, $3.4 million was outstanding under our secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch. No further borrowings are available under the secured term loan agreement. This facility is secured by eligible leases and loans that have been pledged as collateral. Recourse under this facility is limited to the amount of collateral pledged. As of December 31, 2012, $3.1 million of leases and loans and $286,000 of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.5%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014 (maturity date).

On June 29, 2012, we amended our agreement with the Lender to remove certain covenants from the loan agreement.  In exchange for the foregoing, we and the parent of our General Partner agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date in the event the natural runoff of the portfolio has not paid off the loan balance prior to such date.

As of December 31, 2012 we were in compliance with financial covenants remaining on the term facility.

Partners’ distributions paid during the years ended December 31, 2012 and 2011 were $204,000 and $344,000, respectively.  Cumulative partner distributions paid from our inception to December 31, 2012 were approximately $9.6 million.  To date, limited partners have received total distributions of approximately 56% of their original amount invested, depending upon when the investment was made.  Partner distributions for the years ended December 31, 2012 and 2011 were made at a rate of 2% of capital invested.  As noted previously, we ceased making regular cash distributions in July 2012. However, our General Partner will continue to work to maximize the amount that can be distributed to our limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. As noted previously, any future cash distributions to our limited partners are dependent upon excess cash, if any, remaining after we have repaid our obligations.

Index

The General Partner has waived its management fees beginning May 2009. Accordingly, we did not record any management fee expense for the years ended December 31, 2012 or 2011. The cash savings on management fees and distributions is expected to be used to pay down our liabilities. Approximately $173,000 of management fees were waived for the year ended December 31, 2012 and approximately $1.9 million have been waived on a cumulative basis.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2012, our credit evaluation indicated a need for an allowance for credit losses of $260,000. As our lease portfolio ages, and if the economic recovery in the United States stalls or reverses, we anticipate the need to increase our allowance for credit losses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Lease Equity Appreciation Fund I, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund I, L.P. (a Delaware limited partnership) and subsidiary (the “Fund”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, changes in partners’ deficit and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lease Equity Appreciation Fund I, L.P. and subsidiary as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2013

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)

	December 31,
	2012	2011
ASSETS
Cash	$35	$48
Restricted cash	422	1,089
Investment in leases and loans, net	2,825	10,565
Deferred financing costs, net	63	45
Other assets	31	70
Total assets	$3,376	$11,817

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$3,393	$10,889
Accounts payable and accrued expenses	162	152
Other liabilities	58	89
Derivative liabilities, at fair value	99	381
Due to affiliates	7,635	7,649
Total liabilities	11,347	19,160

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(225)	(211)
Limited partners	(7,488)	(6,299)
Accumulated other comprehensive loss	(258)	(833)
Total partners’ deficit	(7,971)	(7,343)
Total liabilities and partners' deficit	$3,376	$11,817

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2012	2011
Revenues:
Interest on equipment financings	$667	$1,463
Rental income	64	259
Gains on sales of equipment and lease dispositions, net	124	161
Other income	192	296
	1,047	2,179

Expenses:
Interest expense	482	1,114
Depreciation on operating leases	40	195
Provision for credit losses	795	2,550
General and administrative expenses	360	423
Administrative expenses reimbursed to affiliate	76	193
Loss (gain) on derivative activites	293	(240)
	2,046	4,235
Net loss	$(999)	$(2,056)
Net loss allocated to limited partners	$(989)	$(2,035)

Weighted average number of limited partner units outstanding during the period	171,696	171,696
Net loss per weighted average limited partner unit	$(5.76)	$(11.85)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2012	2011
Net loss	$(999)	$(2,056)
Amortization of loss on financial derivatives reclassified from accumulated other comprehensive loss	575	445
Comprehensive loss	$(424)	$(1,611)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	Deficit

Balance at January 1, 2011	$(188)	171,696	$(3,922)	$(1,278)	$(5,388)

Cash distributions to partners	(2)	-	(342)	-	(344)
Net loss	(21)	-	(2,035)	-	(2,056)
Amortization of loss on financial derivatives	-	-	-	445	445
Balance at December 31, 2011	(211)	171,696	(6,299)	(833)	(7,343)

Cash distributions to partners	(4)	-	(200)	-	(204)
Net loss	(10)	-	(989)	-	(999)
Amortization of loss on financial derivatives	-	-	-	575	575
Balance, December 31, 2012	$(225)	171,696	$(7,488)	$(258)	$(7,971)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(999)	$(2,056)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(124)	(161)
Depreciation on operating leases	40	195
Provision for credit losses	795	2,550
Amortization of deferred financing costs	82	105
Net loss (gain) on derivative activities	293	(240)
Changes in operating assets and liabilities:
Other assets	39	34
Accounts payable and accrued expenses and other liabilities	(21)	24
Due to affiliates	(14)	(74)
Net cash provided by operating activities	91	377

Cash flows from investing activities:
Purchases of leases and loans	(7)	—
Proceeds from leases and loans	7,225	14,156
Security deposits returned	(189)	(166)
Net cash provided by investing activities	7,029	13,990

Cash flows from financing activities:
Repayment of debt	(7,496)	(14,776)
Decrease in restricted cash	667	764
Increase in deferred financing costs	(100)	—
Cash distributions to partners	(204)	(344)
Net cash used in financing activities	(7,133)	(14,356)

(Decrease)/increase in cash	(13)	11
Cash, beginning of period	48	37
Cash, end of period	$35	$48

Supplemental cash flow disclosure:
Cash paid for interest	$414	$1,033

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2012 and 2011

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

As of December 31, 2012 and 2011, in addition to its 1% general partnership interest, the General Partner also had invested $800,000 for a 6% limited partnership interest in the Fund.

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

Reclassification

Certain reclassifications have been made to 2011 reported amounts to conform to the current year presentation. Amortization of other comprehensive loss on the Fund’s interest rate swaps of approximately $445,000 for the year ended December 31, 2011 was reclassified from interest expense to loss on derivative activities. Interest rate swap payments of approximately $798,000 for the year ended December 31, 2011 was reclassified from loss on derivative activities to interest expense. These reclassifications did not impact the Fund’s financial position, net loss or cash flows for the period ended December 31, 2011.

Restricted Cash

The Fund had restricted cash of $422,000 and $1.1 million as of December 31, 2012 and 2011, respectively. Restricted cash as of December 31, 2012 included cash being held in reserve by the Fund’s lenders of $286,000 and approximately $136,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

Concentration of Credit Risk

As of December 31, 2012, 20%  and 11% of the Fund’s leases and loans were located in California and Florida, respectively.  No other state accounted for more than 10% of the Fund’s leases and loans as of December 31, 2012.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2012 and, 2011, the Fund had $282,000 and $137,000, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal.  Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

Transfers of Financial Assets

In connection with establishing its credit facilities with its banks, the Fund has formed bankruptcy remote special purpose entities through which the financings are arranged. The Fund’s transfers of assets to these special purpose entities do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entities are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.

The Fund may sell leases to third parties. Leases are accounted for as sold when control of the lease is surrendered. Control over the leases are deemed surrendered when (1) the leases have been isolated from the Fund, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Fund does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Fund to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases. In connection with these sales, the Fund’s General Partner, the servicer of the leases prior to the sale, may continue to service the leases for the third party in exchange for “adequate compensation” as defined under U.S. GAAP. The Fund accrues liabilities for obligations associated with leases and loans sold which the Fund may be required to repurchase due to breaches of representations and warranties and early payment defaults. The Fund periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. To obtain fair values, the Fund generally estimates fair value based on the present value of future cash flows estimated using management’s best estimates of key assumptions, including credit losses and discount rates commensurate with the risks involved. As theses estimates are influenced by factors outside the Fund’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded. The provision for repurchases is recorded as a component of gain on sales of leases and loans.

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

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive loss as of  December 31, 2012 is being reclassified into earnings as an adjustment to loss (gain) on derivative activities over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive loss will be recognized in earnings immediately.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Comprehensive Loss

Comprehensive loss includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources.  These changes, other than net loss, are referred to as “other comprehensive loss” and for the Fund only include changes in accumulated other comprehensive loss as a result of hedging activities.

Allocation of Partnership Income, Loss and Cash Distributions and Net Loss Per Limited Partner Unit

The Fund allocates net income, net loss and cash distributions as follows:  99% to the limited partners and 1% to the general partner.  As noted previously, in July 2012 the Fund ceased making regular cash distributions to its limited partners.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

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

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $162,000 for the year ended December 31, 2012 and $257,000 for the year ended December 31, 2011.

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

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2012	2011
Direct financing leases (a)	$1,880	$7,612
Loans (b)	1,194	3,023
Operating leases	11	80
	3,085	10,715
Allowance for credit losses	(260)	(150)
	$2,825	$10,565

(a) The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 126 months.
(b)	The interest rates on loans generally range from 6% to 15%.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2012		2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$1,841	$1,418	$7,895	$3,486
Unearned income	(172)	(174)	(619)	(397)
Residuals, net of unearned residual income (a)	229	-	519	-
Security deposits	(18)	(50)	(183)	(66)
	$1,880	$1,194	$7,612	$3,023

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2012	2011
Equipment	$160	$539
Accumulated depreciation	(149)	(459)
	$11	$80

At December 31, 2012, the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans and operating leases for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct
	Financing		Operating
	Leases	Loans	Leases (a)	Totals
2013	$1,319	$753	$4	$2,076
2014	298	446	–	744
2015	162	105	–	267
2016	58	98	–	156
2017	4	16	–	20
	$1,841	$1,418	$4	$3,263

(a)	Operating lease amounts shown are net of residual value, if any, at the end of the lease term.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $260,000 and $150,000 for December 31, 2012 and December 31, 2011, respectively) as of December 31, 2012 and December 31, 2011 (in thousands):

	Years Ended December 31,
	2012		2011
Age of receivable	Investments in leases and loans	%	Investments in leases and loans	%
Current	$2,719	88.14%	$10,016	93.5%
Delinquent:
31 to 91 days past due	84	2.72%	562	5.2%
Greater than 91 days (a)	282	9.14%	137	1.3%
	$3,085	100%	$10,715	100%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $282,000 and $137,000 of leases and loans on nonaccrual status as of December 31, 2012 and 2011, respectfully. The credit quality of the Fund’s investment in leases and loans as of December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Performing	$2,803	$10,578
Nonperforming	282	137

	$3,085	$10,715

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2012	2011
Allowance for credit losses, beginning of period	$150	$1,680
Provision for credit losses	795	2,550
Charge-offs	(952)	(4,732)
Recoveries	267	652
Allowance for credit losses, end of period (a)	$260	$150

(a)	End of period balances of investments in leases and loans are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2012 and 2011, deferred financing costs include $63,000 and $45,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of December 31, 2012 and 2011 was $1.2 million and $1.1 million, respectively.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

NOTE 6 – BANK DEBT

The Fund has a secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch, which is collateralized by specific lease receivables and related equipment.

As of December 31, 2012 and 2011, the outstanding balance under this financing arrangement was $3.4 million and $10.9 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March, 2014. Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.5%. The interest rate swap agreements terminate at various dates ranging from January 2013 through December 2014. Recourse under this facility is limited to the amount of collateral pledged other than as noted below. As of December 31, 2012, $3.1 million of leases and loans and $286,000 of restricted cash were pledged as collateral under this facility.

On June 29, 2012, the Fund amended its agreement with the Lender to remove certain covenants from the loan agreement.  In exchange for the foregoing, the Fund and the parent of the Fund’s General Partner agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date in the event the natural runoff of the portfolio has not paid off the loan balance prior to such date.

As of December 31, 2012 the Fund was in compliance with financial covenants remaining on the term facility.

Debt  repayments. Estimated annual principal payments on the Fund’s aggregate borrowings ending December 31 are as follows (in thousands):

December 31, 2013	$1,954
December 31, 2014	1,439
$3,393

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of December 31, 2012, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at December 31, 2012, it could be required to settle its obligations under the agreements at their termination value of $106,000.

At December 31, 2012, the Fund had 21 interest rate swap contracts that terminate on various dates ranging from January 2013 through December 2014 which generally coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

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

For the forecasted transactions that are probable of occurring, the derivative loss remaining in accumulated other comprehensive loss as of December 31, 2012 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In July 2012 the Fund prospectively revised its estimate on amortization of accumulated other comprehensive loss which will accelerate amortization and more closely align the recognition of accumulated other comprehensive loss with projected repayments of the Fund’s borrowings.    This increased the Fund’s net loss and loss on derivative activities by $149,000 for the year ended December 31, 2012, and increased the net loss per limited partner unit by $0.87 per share for the year ended December 31, 2012.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2012 and December 31, 2011 and on the consolidated statements of operations for the year ended December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Fixed swaps (notional amount)	$3,677	$12,657
Range of receive rate	0.21% - 0.24%	0.23% - 0.57%
Range of pay rate	2.90% - 5.74%	2.90% - 5.74%

The following table indicates the fair value of the derivative contracts as of December 31, 2012 and 2011:

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
2012	Derivative liabilities, at fair value	$-	$99
2011	Derivative liabilities, at fair value	$-	$381

The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and other comprehensive income for the years ended December 31, 2012 and 2011 (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of loss reclassified from OCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2012	(a)	$575	(b)	$36
2011	(a)	$445	(b)	$113

(a)	Losses reclassified from accumulated other comprehensive loss were realized in loss (gain) on derivative activities on the accompanying statements of operations.

(b)
Subsequent to dedesignation as cash flow hedges all changes in fair value were realized in loss (gain) on derivative activities and all cash payments on derivatives were realized in interest expense. The Fund recognized expense of $318,000 and $798,000 in interest expense in 2012 and 2011, respectively, related to payments on derivatives and a gain of $282,000 and $685,000 related to fair value changes on derivatives within loss (gain) on derivative activities in 2012 and 2011, respectively.

Approximately $229,000 of the accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at December 31, 2012	$-	$(99)	$-	$(99)
Interest Rate Swaps at December 31, 2011	$-	$(381)	$-	$(381)

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

Subsequent to the adoption of Accounting Standards Update 2011-04 (“ASU 2011-04”), the Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at December 31, 2012 is as follows:

	Carrying	Fair Value Measurements Using			Liabilities
	Value	Level 1	Level 2	Level 3	At Fair Value
Bank debt, at December 31, 2012	$(3,393)	$-	$(3,301)	$-	$(3,301)

The fair value of the debt as of December 31, 2012 was determined using quoted prices from broker-dealers of comparable securities as of the measurement date.

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2012	2011
Management fees	$-	$-
Administrative expenses	$76	$193

Management Fees. The General Partner was paid a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever was less.  However, the General Partner waived asset management fees of $173,000 and $370,000, respectively for the years ended December 31, 2012 and 2011 and has waived $1.9 million on a cummulative basis. The General Partner has waived all future management fees.

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

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

Distributions. The General Partner owns a 1% general partner interest and a 6% limited partner interest in the Fund. The General Partner was paid cash distributions of $4,000 and $11,000, respectively, for its general partner and limited partner interests in the Fund in 2012 and $2,000 and $19,000, respectively, for its general partner and limited partner interests in 2011.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed  to repurchase delinquent leases up to a maximum of $120,000 calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of December 31, 2012 the Fund has a $78,000 remaining Repurchase Commitment, of which none was recorded as a liability at December 31, 2012.

The Fund is party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its December 31, 2012 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	60	Chief Executive Officer
Jonathan Z. Cohen	42	Director
Jeffrey F. Brotman	49	Director
Robert K. Moskovitz	56	Chief Financial Officer

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

ITEM 12 –	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 441 limited partners as of December 31, 2012.

(b)
In 2004, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2012, our General Partner owned 9,526, or 6%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

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

	Years Ended December 31,
	2012	2011
Management fees	$-	$-
Administrative expenses	$76	$193

Management Fees. Our General Partner is paid a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. In 2012 and 2011, the General Partner waived asset management fees of $173,000 and $370,000, respectively and has waived $1.9 million on a cumulative basis. The General Partner has waived all future management fees.

Index

Administrative Expenses. Our General Partner and its affiliates are reimbursed by us for administrative services reasonably necessary to operate which don’t exceed the General Partner’s cost of those fees or services.

Distributions. Our General Partner owns a 1% general partner interest and a 6% limited partner interest in us. The General Partner was paid cash distributions of $4,000 and $11,000, respectively, for its general partner and limited partner interests in us in 2012 and $2,000 and $19,000, respectively, for its general partner and limited partner interests in Fund in 2011.

Additionally, our General Partner is entitled to the following fees (if applicable):

●
a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. No commissions were paid in the years ended December 31, 2012 or 2011; and

●
a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2012 or 2011.

Our General Partner applies distributable cash first at 1% to our General Partner and 99% to the limited partners in an amount equal to their unpaid cumulative return and, thereafter, to investment and reinvestment in investments or, if our General Partner elects not to invest or reinvest such distributable cash, 1% to our General Partner and 99% to the limited partners. As noted previously, we ceased making regular cash distributions to our investors in July 2012.

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

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for professional services rendered were $109,000 and $127,000 in the years ending December 31, 2012 and 2011, respectively.

Audit-Related Fees. We did not incur fees in 2012 and 2011 for other services not included above.

Tax Fees. We did not incur fees in 2012 and 2011 for other services not included above.

All Other Fees. Our auditors, Grant Thornton, LLP, billed us for professional services rendered related to sales tax filings of $6,000 and $4,000 for the years ended December 31, 2012 and 2011, respectively.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of  Operations for the years ended December 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the years ended December 31, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

March 28, 2013	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

March 28, 2013	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. Dement	Chief Executive Officer of the General Partner	March 28, 2013
Crit S. DeMent	(Principal Executive Officer)

/s/ Robert K. Moskovitz	Chief Financial Officer	March 28, 2013
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	March 28, 2013
Jonathan Z. Cohen

/s/ Jeffrey F. Brotman	Director of the General Partner	March 28, 2013
Jeffrey F. Brotman