Form 10-Q
period 2013-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2013-05-13
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Consolidated Balance Sheets
(In thousands)

	March 31,
	2013	December 31,
	(Unaudited)	2012
ASSETS
Cash	$29	$35
Restricted cash	381	422
Investment in leases and loans, net	1,721	2,825
Deferred financing costs, net	45	63
Other assets	37	31
Total assets	$2,213	$3,376

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$2,496	$3,393
Accounts payable and accrued expenses	163	162
Other liabilities	60	58
Derivative liabilities, at fair value	66	99
Due to affiliates	7,555	7,635
Total liabilities	10,340	11,347

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(227)	(225)
Limited partners	(7,727)	(7,488)
Accumulated other comprehensive loss	(173)	(258)
Total partners’ deficit	(8,127)	(7,971)
Total liabilities and partners' deficit	$2,213	$3,376

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Interest on equipment financings	$87	$251
Rental income	7	27
Gains on sales of equipment and lease dispositions, net	56	73
Other income	34	52
	184	403

Expenses:
Interest expense	61	160
Depreciation on operating leases	1	18
Provision for credit losses	223	20
General and administrative expenses	74	85
Administrative expenses reimbursed to affiliate	15	25
Loss on derivative activites	51	14
	425	322
Net (loss) income	$(241)	$81
Net (loss) income allocated to limited partners	$(239)	$80

Weighted average number of limited partner units outstanding during the period	171,696	171,696
Net (loss) income per weighted average limited partner unit	$(1.39)	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(241)	$81
Amortization of loss on financial derivatives reclassified from accumulated other comprehensive loss	85	106
Comprehensive (loss) income	$(156)	$187

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	Deficit

Balance at January 1, 2013	$(225)	171,696	$(7,488)	$(258)	$(7,971)

Net loss	(2)	-	(239)	-	(241)
Other comprehensive income	-	-	-	85	85
Balance, March 31, 2013	$(227)	171,696	$(7,727)	$(173)	$(8,127)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(241)	$81
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(56)	(73)
Depreciation on operating leases	1	18
Provision for credit losses	223	20
Amortization of deferred financing costs	18	14
Net loss on derivative activities	51	14
Changes in operating assets and liabilities:
Other assets	(6)	(10)
Accounts payable and accrued expenses and other liabilities	3	(5)
Due to affiliates	(80)	99
Net cash (used in) provided by operating activities	(87)	158

Cash flows from investing activities:
Proceeds from leases and loans	949	2,364
Security deposits returned	(12)	(157)
Net cash provided by investing activities	937	2,207

Cash flows from financing activities:
Repayment of debt	(897)	(2,427)
Decrease in restricted cash	41	104
Cash distributions to partners	–	(88)
Net cash used in financing activities	(856)	(2,411)

Decrease in cash	(6)	(46)
Cash, beginning of period	35	48
Cash, end of period	$29	$2

Supplemental cash flow disclosure:
Cash paid for interest	$44	$149

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
March 31, 2013
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

As of March 31, 2013 and 2012, in addition to its 1% general partnership interest, the General Partner also had invested $800,000 for a 6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2013, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results of the Fund’s operations for the 2013 calendar year.  The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

Reclassification

Certain reclassifications have been made to 2012 reported amounts to conform to the current year presentation. Amortization of accumulated other comprehensive loss on the Fund’s interest rate swaps of approximately $106,000 for the three months ended March 31, 2012 was reclassified from interest expense to loss on derivative activities. Interest rate swap payments of approximately $115,000 for the three months ended March 31, 2012 was reclassified from loss on derivative activities to interest expense. These reclassifications did not impact the Fund’s financial position, net loss or cash flows for the three months ended March 31, 2012.

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
March 31, 2013
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
March 31, 2013
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

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive loss as of March 31, 2013 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $28,000 for the three months ended March 31, 2013 and $45,000 for the three months ended March 31, 2012.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Direct financing leases (a)	$1,046	$1,880
Loans (b)	929	1,194
Operating leases	6	11
	1,981	3,085
Allowance for credit losses	(260)	(260)
	$1,721	$2,825

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 128 months.
(b)	The interest rates on loans generally range from 6% to 15%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31,		December 31,
	2013		2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$991	$1,110	$1,841	$1,418
Unearned income	(106)	(140)	(172)	(174)
Residuals, net of unearned residual income	178	-	229	-
Security deposits	(17)	(41)	(18)	(50)
	$1,046	$929	$1,880	$1,194

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Equipment	$109	$160
Accumulated depreciation	(103)	(149)
	$6	$11

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses) as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013		December 31, 2012
Age of receivable	Investments in leases and loans	%	Investments in leases and loans	%
Current	$1,853	93.54%	$2,719	88.14%
Delinquent:
31 to 91 days past due	104	5.25%	84	2.72%
Greater than 91 days (a)	24	1.21%	282	9.14%
	$1,981	100%	$3,085	100%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $24,000 and $282,000 of leases and loans on nonaccrual status as of March 31, 2013 and December 31, 2012, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Performing	$1,957	$2,803
Nonperforming	24	282

	$1,981	$3,085

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2013	2012
Allowance for credit losses, beginning of period	$260	$150
Provision for credit losses	223	20
Charge-offs	(273)	(126)
Recoveries	50	86
Allowance for credit losses, end of period (a)	$260	$130

(a)	End of period balances are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2013 and December 31, 2012, deferred financing costs include $45,000 and $63,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt. Accumulated amortization as of March 31, 2013 and December 31, 2012 was approximately $1.2 million each period.

NOTE 6 – BANK DEBT

The Fund has a secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch, which is collateralized by specific lease receivables and related equipment.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
March 31, 2013
(Unaudited)

As of March 31, 2013 and December 31, 2012, the outstanding balance under this financing arrangement was $2.5 million and $3.4 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014 (maturity date). Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.6%.  As of March 31, 2013, $2.0 million of leases and loans and $330,000 of restricted cash were pledged as collateral under this facility.

On June 29, 2012, the Fund amended its agreement with the Lender to remove certain covenants from the loan agreement.  In exchange for the foregoing, the Fund and the parent of the Fund’s General Partner agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date, up to a maximum of $250,000, in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.  As of March 31, 2013 the Fund was in compliance with the term facility.

The remaining debt balance of $2.5 million is due by March 31, 2014.

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of March 31, 2013, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at March 31, 2013, it could be required to settle its obligations under the agreements at their termination value of $71,000.

At March 31, 2013, the Fund had 17 interest rate swap contracts that generally terminate on various dates ranging through fiscal 2014, which coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2013 and December 31, 2012 and on the consolidated statements of operations for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Fixed swaps (notional amount)	$2,639	$3,677
Range of receive rate	0.20% - 0.25%	0.21% - 0.24%
Range of pay rate	2.90% - 5.74%	2.90% - 5.74%

The following table indicates the fair value of the derivative contracts as of March 31, 2013 and December 31, 2012(in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
2013	Derivative liabilities, at fair value	$-	$66
2012	Derivative liabilities, at fair value	$-	$99

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
March 31, 2013
(Unaudited)

The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and other comprehensive income for the three months ended March 31, 2013 and 2012 (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of loss reclassified from OCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2013	(a)	$85	(b)	$1
2012	(a)	$575	(b)	$36

(a)	Losses reclassified from accumulated other comprehensive loss were realized in loss (gain) on derivative activities on the accompanying statements of operations.

(b)
Subsequent to dedesignation as cash flow hedges all changes in fair value were realized in loss (gain) on derivative activities and all cash payments on derivatives were realized in interest expense. The Fund recognized expense of $9,000 and $115,000 in interest expense in 2013 and 2012, respectively, related to payments on derivatives and a gain of $34,000 and $92,000 related to fair value changes on derivatives within loss (gain) on derivative activities in 2013 and 2012, respectively.

As of March 31, 2013, $173,000 of the remaining balance in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
March 31, 2013
(Unaudited)

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at March 31, 2013	$-	$(66)	$-	$(66)
Interest Rate Swaps at December 31, 2012	$-	$(99)	$-	$(99)

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at March 31, 2013 and December 31, 2012 is as follows:

	Carrying	Fair Value Measurements Using			Liabilities
	Value	Level 1	Level 2	Level 3	At Fair Value
Bank debt, at March 31, 2013	$(2,496)	$-	$(2,399)	$-	$(2,399)
Bank debt, at December 31, 2012	$(3,393)	$-	$(3,301)	$-	$(3,301)

The fair value of debt as of March 31, 2013 and December 31, 2012 was determined using quoted prices from broker-dealers of comparable securities as of the measurement date.

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement.  The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2013	2012
Administrative expenses	$15	$25

Management Fees. The General Partner has waived all future management fees. Through March 31, 2013, the General Partner has unearned and waived management fees of $1.9 million, of which $22,000 related to the three months ended March 31, 2013.

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

Distributions. The General Partner owns a 1% general partner interest and a 6% limited partner interest in the Fund. The General Partner was paid cash distributions of $1,000 and $5,000 for its general partner and limited partner interests in the Fund, respectively, for the three months ended March 31, 2012.  The Fund ceased making regular cash distributions in July 2012.

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

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
March 31, 2013
(Unaudited)

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $120,000, calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of March 31, 2013, the Fund has $78,000 remaining as a Repurchase Commitment, of which none was recorded as a liability at March 31, 2013.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its March 31, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our principal objective was to generate regular cash distributions to our limited partners. Limited partners have received total distributions ranging from approximately 50% to 64% of their original amount invested, depending upon when the investment was made. Distributions to our limited partners were made at a rate of 2.0% of their original capital invested in 2011 and through June of 2012.  In July 2012 we ceased making regular cash distributions to our partners as we are in our final liquidation process which will continue until all of our leases are collected or sold and our debts are paid.   Our General Partner will continue to work to maximize the amount that can be distributed to our limited partners in the future.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  Based on our recent performance, which was negatively impacted by the economic recession, it does not appear probable there will be significant, if any, further distributions to the limited partners. Any future cash distributions to our limited partners are dependent upon excess cash remaining after we have repaid our obligations.

Index

General Economic Overview

United States of America (“U.S.”) economic activity for the quarter ended March 31, 2013 was strongly influenced first by temporary relief of various tax cuts that were set to expire at the beginning of the calendar year (the “Fiscal Cliff”) that were avoided, but was quickly tempered through uncertainties surrounding automatic federal spending cuts (the “Sequestration”) that took effect and other unresolved fiscal matters including the pending approach of the U.S. debt ceiling. The overall economic activity was uneven with some sectors showing improvement and others showing decline. The quarter ended with more indications of decline or stagnation than when the quarter began. Some specific key economic indicators and reports that were released in the first quarter of 2013 and that show these trends are summarized below.

●
The Commerce Department reported uneven signs in the housing market.  While sales of new single family home sales in March 2013 were up 1.5 percent as compared to February 2013, building permits in March 2013 were down 3.9 percent as compared to February 2013.

●
In March 2013 the majority of the members of the Federal Reserve’s Open Market Committee judged that the highly accommodative monetary policy (QE3) was likely to be warranted over the next few years to support and spur on the sluggish economy.

●
The National Association of Realtors reported that in March 2013 existing home sales decreased 0.6 percent as compared to February 2013.  At the same time the National Association of Realtors reported some positive indications of housing activity as the length of time homes were on the market declined, and home prices increased. The biggest factor holding back further expansion in existing home sales is lack of supply.

●
The National Association of Credit Management Index declined in March 2013 as compared to February 2013 and the factors comprising the Index provided no clear signal to cause much confidence in future economic activity.

●
The National Federation of Independent Business Confidence Index level declined in March 2013 after a several month period of increases. The National Association of Independent Businesses reported that among the small business owners that participate in the survey “virtually no owners think the current period is a good time to expand.”

●
The Equipment Leasing and Finance Foundation’s Monthly Confidence Index for March 2013 declined to 58.0 from 58.7 in February 2013 reflecting a leveling off of industry participant’s optimism regarding the economic outlook.

As has been the case in recent quarters these indicators point to an economy that is showing signs of a slow sustained improvement in certain sectors, but also held back by significant uncertainty caused by the political climate.  With the issue to the debt ceiling pending on the near horizon and growing effects from the Sequestration, the first quarter of 2013 ended with heightened uncertainty and lack of confidence in the business sector. As this affects small businesses, this situation might affect the performance of our portfolio of leases and loans which have been largely extended to the small to medium sized business community.

Index

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Investment in leases and loans, net	$1,721	$2,825

Number of contracts	1,800	2,500
Number of individual end users (a)	1,700	2,300
Average original equipment cost	$18.4	$15.7
Average initial lease term (in months)	66	65
Average remaining lease term (in months)	21	21
States accounting for more than 10% of lease and loan portfolio:
California	25%	20%
Florida	14%	11%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	38%	35%
Industrial Equipment	29%	25%
Office Equipment	13%	14%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	62%	60%

(a)
Located in most of the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 17% of our portfolio based on original cost of the equipment.

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Three Months Ended March 31,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$1,981	$8,523	$(6,542)	(77)%
Less: allowance for credit losses	(260)	(130)	(130)	100%
Investment in leases and loans, net	$1,721	$8,393	$(6,672)	(79)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$2,574	$9,580	$(7,006)	(73)%
Non-performing assets	$24	$197	$(172)	(87)%
Charge-offs, net of recoveries	$223	$40	$183	458%
As a percentage of finance receivables:
Allowance for credit losses	13.1%	1.5%
Non-performing assets	1.2%	2.3%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	8.7%	0.4%

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables at the current time. The allowance is based on a number of qualitative and quantitative factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off.  Our portfolio is comprised of a large number of leases and loans that were originated prior to the recession.  Whereas payment delinquencies have improved, we have qualitatively reflected in our allowance continued uncertainty as to the performance of our portfolio. Our policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow.

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies have continued as the U.S. economy recovers, as evidenced by our charge-offs (net of recoveries) as a percentage of our weighted average finance receivables of 8.7% for the three month period ended March 31, 2013.  Our non-performing assets as a percentage of finance receivables decreased from 2.3% at December 31, 2012 to 1.3% at March 31, 2013, largely due to our significant charge-offs.  Our allowance for credit losses increased to 13.1% of our portfolio at March 31, 2013 as compared to 1.5% of our portfolio at March 31, 2012 as a result of our migration analysis and other qualitative factors as noted above.

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

For a complete discussion of our critical accounting procedures and estimates, see our annual report on Form 10-K for fiscal 2012 under “Management’s Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to those policies through March 31, 2013.

Index

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$87	$251	$(164)	(65)%
Rental income	7	27	(20)	(74)%
Gains on sales of equipment and lease dispositions, net	56	73	(17)	(23)%
Other income	34	52	(18)	(35)%
	184	403	(219)	(54)%

Expenses:
Interest expense	61	160	(99)	(62)%
Depreciation on operating leases	1	18	(17)	(94)%
Provision for credit losses	223	20	203	1015%
General and administrative expenses	74	85	(11)	(13)%
Administrative expenses reimbursed to affiliate	15	25	(10)	(40)%
Loss on derivative activities	51	14	37	264%
	425	322	103	32%
Net loss	$(241)	$81	$(322)
Net loss allocated to limited partners	$(239)	$80	$(319)

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

●
A significant decrease in interest on equipment financings and rental income, due to a decrease in our weighted average net investment in financing assets to $2.6 million for the three months ended March 31, 2013 as compared to $9.6 million for the three months ended March 31, 2012,  a decrease of $7.0 million or 73%.  As we entered our liquidation phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

●
Gains on the sale of equipment and lease dispositions decreased $17,000 to $56,000 for the three months ended March 31, 2013 compared to a net gain of $73,000 for the three months ended March 31, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

●
Other income decreased from $52,000 for the three months ended March 31, 2012 to $34,000 for the three months ended March 31, 2013, a decrease of $18,000 or 35%.  The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The increase in total expenses was primarily attributable an increase in our provision for credit losses.  We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.  The increase in our provision for credit losses was partially offset by the following:

●
A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of our portfolio of leases and loans. Weighted average borrowings for the three months ended March 31, 2013 were $2.9 million as compared to $9.7 million for the three months ended March 31, 2012.

●	A decrease in depreciation on operating leases due to the continued maturity of our lease and loan portfolio.

●	A decrease in our general and administrative expenses and administrative expenses reimbursed to affiliate due to the continued maturity of our lease and loan portfolio.

Index

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2013 was $1.39 compared to net income per limited partner unit of $0.47 for the three month period ended March 31, 2012.  The weighted average number of limited partner units outstanding was 171,696 for both periods.

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

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At March 31, 2013, the total future minimum lease and loan payments scheduled to be received was $2.1 million which excludes the $260,000 allowance for credit losses. The Fund also derives cash from fees paid by our customers and from recoveries of previous bad debts. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash (used in) provided by operating activities	$(87)	$158
Net cash provided by investing activities	937	2,207
Net cash used in financing activities	(856)	(2,411)
Decrease in cash	$(6)	$(46)

Cash decreased by $6,000 primarily due to debt repayments of $897,000 and cash used in operations of $87,000, partially offset by net proceeds from leases and loans of $937,000.

As of March 31, 2013, $2.5 million was outstanding under our secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch. No further borrowings are available under the secured term loan agreement. This facility is secured by eligible leases and loans that have been pledged as collateral. As of March 31, 2013, $2.0 million of leases and loans and $330,000 of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.6%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014 (maturity date).

On June 29, 2012, we amended our agreement with the Lender to remove certain covenants from the loan agreement.  In exchange for the foregoing, we and the parent of our General Partner agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date, up to a maximum of $250,000, in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.  We expect that the lease portfolio collateralizing this loan will be sufficient to repay the debt, but due to uncertain economic conditions this cannot be assured.

As of March 31, 2013 we were in compliance with the term facility.

As noted previously, we ceased making regular distributions to our partners in July 2012.  Partners’ distributions paid for the three months ended March 31, 2012 $88,000.  Cumulative partner distributions paid from our inception to March 31, 2013 were approximately $9.6 million.  As noted previously, any future cash distributions to our limited partners are dependent upon excess cash remaining after we have repaid our obligations.  Based on our recent performance, which was negatively impacted by the economic recession, it does not appear probable there will be significant, if any, further distributions to the limited partners.

The General Partner waived its management fees beginning May 1, 2009. Accordingly, we did not record any management fee expense for the three months ended March 31, 2013. The General Partner has also waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities. Through March 31, 2013, the General Partner has unearned and waived management fees of $1.9 million, of which $22,000 related to the three month period ended March 31, 2013.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At March 31, 2013, our analysis indicated a need for an allowance for credit losses of $260,000. As our lease portfolio ages, and if the economy in the United States deteriorates, we may need to increase our allowance for credit losses.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of  Operations for the three month periods ended March 31, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three month periods ended March 31, 2013 and 2012; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the three month period ended March 31, 2013; (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012; and, (iv) the Notes to Consolidated Financial Statements.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation, its General Partner

May 13, 2013	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

May 13, 2013	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer