Form 10-Q
period 2013-06-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2013-08-13
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART 1. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$13	$35
Restricted cash	130	422
Investment in leases and loans, net	1,417	2,825
Deferred financing costs, net	30	63
Other assets	16	31
Total assets	$1,606	$3,376

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$1,789	$3,393
Accounts payable and accrued expenses	106	162
Other liabilities	34	58
Derivative liabilities, at fair value	41	99
Due to affiliates	7,518	7,635
Total liabilities	9,488	11,347

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(226)	(225)
Limited partners	(7,543)	(7,488)
Accumulated other comprehensive loss	(113)	(258)
Total partners’ deficit	(7,882)	(7,971)
Total liabilities and partners' deficit	$1,606	$3,376

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Interest on equipment financings	$56	$185	$143	$435
Rental income	5	19	12	46
Gains on sales of equipment and lease dispositions, net	31	31	86	104
Other income	23	55	57	107
	115	290	298	692

Expenses:
Interest expense	47	124	108	283
Depreciation on operating leases	1	11	2	29
Provision for credit losses	(259)	108	(37)	129
General and administrative expenses	90	131	164	217
Administrative expenses reimbursed to affiliate	15	20	30	45
Loss on derivative activities	35	11	87	25
	(71)	405	354	728
Net income (loss)	$186	$(115)	$(56)	$(36)
Net income (loss) allocated to limited partners	$184	$(114)	$(55)	$(36)

Weighted average number of limited partner units outstanding during the period	171,696	171,696	171,696	171,696
Net income (loss) per weighted average limited partner unit	$1.07	$(0.66)	$(0.32)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012
Net income (loss)	$186	$(115)	$(56)	$(36)
Amortization of loss on financial derivatives reclassified from accumulated other comprehensive loss	60	95	145	201
Comprehensive income (loss)	$246	$(20)	$89	$165

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	Deficit

Balance at January 1, 2013	$(225)	171,696	$(7,488)	$(258)	$(7,971)

Net loss	(1)	-	(55)	-	(56)
Other comprehensive income	-	-	-	145	145
Balance, June 30, 2013	$(226)	171,696	$(7,543)	$(113)	$(7,882)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(56)	$(36)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(86)	(104)
Depreciation on operating leases	2	29
Provision for credit losses	(37)	129
Amortization of deferred financing costs	33	25
Net loss on derivative activities	87	230
Changes in operating assets and liabilities:
Other assets	16	17
Accounts payable and accrued expenses, and other liabilities	(80)	(129)
Due to affiliates	(117)	101
Net cash (used in) provided by operating activities	(238)	262

Cash flows from investing activities:
Proceeds from leases and loans	1,578	4,379
Security deposits returned	(50)	(166)
Net cash provided by investing activities	1,528	4,213

Cash flows from financing activities:
Repayment of debt	(1,604)	(4,377)
Decrease in restricted cash	292	90
Cash distributions to partners	–	(173)
Net cash used in financing activities	(1,312)	(4,460)

(Decrease) increase in cash	(22)	15
Cash, beginning of period	35	48
Cash, end of period	$13	$63

Supplemental cash flow disclosure:
Cash paid for interest	$77	$268

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
June 30, 2013
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

As of June 30, 2013 and 2012, in addition to its 1% general partnership interest, the General Partner also had invested $800,000 for a 6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2013, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of results of the Fund’s operations for the 2013 calendar year.  The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

Reclassification

Certain reclassifications have been made to 2012 reported amounts to conform to the current year presentation. Amortization of accumulated other comprehensive loss on the Fund’s interest rate swaps of approximately $95,000 and  $201,000 for the three and six months ended June 30, 2012, respectively, were reclassified from interest expense to loss on derivative activities. Interest rate swap payments of approximately $90,000 and $205,000 for the three and six month periods ended June 30, 2012, respectively, were reclassified from loss on derivative activities to interest expense. These reclassifications did not impact the Fund’s financial position, net loss or cash flows for the periods presented.

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
June 30, 2013
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
June 30, 2013
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

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive loss as of June 30, 2013 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $20,000 and $48,000 for the three and six month periods ended June 30, 2013, respectively, and $50,000 and $95,000 for the three and six month periods ended June 30, 2012, respectively.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Direct financing leases (a)	$689	$1,880
Loans (b)	758	1,194
Operating leases	5	11
	1,452	3,085
Allowance for credit losses	(35)	(260)
	$1,417	$2,825

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 144 months.
(b)	The interest rates on loans generally range from 6% to 15%.

The components of direct financing leases and loans are as follows (in thousands):
	June 30, 2013		December 31, 2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$683	$889	$1,841	$1,418
Unearned income	(100)	(119)	(172)	(174)
Residuals, net of unearned residual income	114	-	229	-
Security deposits	(8)	(12)	(18)	(50)
	$689	$758	$1,880	$1,194

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Equipment	$83	$160
Accumulated depreciation	(78)	(149)
	$5	$11

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses) as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013		December 31, 2012
Age of receivable	Investments in leases and loans	%	Investments in leases and loans	%
Current	$1,277	87.95%	$2,719	88.14%
Delinquent:
31 to 91 days past due	111	7.64%	84	2.72%
Greater than 91 days (a)	64	4.41%	282	9.14%
	$1,452	100%	$3,085	100%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $64,000 and $282,000 of leases and loans on nonaccrual status as of June 30, 2013 and December 31, 2012, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Performing	$1,388	$2,803
Nonperforming	64	282

	$1,452	$3,085

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Allowance for credit losses, beginning of period	$260	$130	$260	$150
Provision for credit losses	(259)	108	(37)	129
Charge-offs	(25)	(200)	(297)	(327)
Recoveries	59	112	109	198
Allowance for credit losses, end of period (a)	$35	$150	$35	$150

(a)	End of period balances are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2013 and December 31, 2012, deferred financing costs include $30,000 and $63,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt. Accumulated amortization as of June 30, 2013 and December 31, 2012 was approximately $1.2 million each period.

NOTE 6 – BANK DEBT

The Fund has a secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch, which is collateralized by specific lease receivables and related equipment.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

As of June 30, 2013 and December 31, 2012, the outstanding balance under this financing arrangement was $1.8 million and $3.4 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014 (maturity date). Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.7%.  As of June 30, 2013, $1.5 million of leases and loans and $124,000 of restricted cash were pledged as collateral under this facility.

On June 29, 2012, the Fund amended its agreement with the Lender to remove certain covenants from the loan agreement.  In exchange for the foregoing, the Fund and the parent of the Fund’s General Partner agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date, up to a maximum of $250,000, in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.  As of June 30, 2013 the Fund was in compliance with the term facility.

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of June 30, 2013, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2013, it could be required to settle its obligations under the agreements at their termination value of $44,000.

At June 30, 2013, the Fund had 13 interest rate swap contracts that generally terminate on various dates ranging through fiscal 2014, which coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2013 and December 31, 2012 and on the consolidated statements of operations for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	2013	2012
Fixed swaps (notional amount)	$1,914	$3,677
Range of receive rate	0.19% - 0.29%	0.21% - 0.24%
Range of pay rate	2.90% - 5.74%	2.90% - 5.74%

The following table indicates the fair value of the derivative contracts as of June 30, 2013 and December 31, 2012(in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
2013	Derivative liabilities, at fair value	$-	$41
2012	Derivative liabilities, at fair value	$-	$99

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and other comprehensive income for the six months ended June 30, 2013 and 2012 (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of loss reclassified from OCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2013	(a)	$145	(b)	$2
2012	(a)	$201	(b)	$29

(a)	Losses reclassified from accumulated other comprehensive loss were realized in loss (gain) on derivative activities on the accompanying statements of operations.

(b)
Subsequent to dedesignation as cash flow hedges all changes in fair value were realized in loss (gain) on derivative activities and all cash payments on derivatives were realized in interest expense. The Fund recognized expense of $60,000 and $205,000 in interest expense in 2013 and 2012, respectively, related to payments on derivatives and a gain of $58,000 and $176,000 related to fair value changes on derivatives within loss (gain) on derivative activities in 2013 and 2012, respectively.

As of June 30, 2013, $113,000 of the remaining balance in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at June 30, 2013	$-	$(41)	$-	$(41)
Interest Rate Swaps at December 31, 2012	$-	$(99)	$-	$(99)

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at June 30, 2013 and December 31, 2012 is as follows:

	Carrying	Fair Value Measurements Using			Liabilities
	Value	Level 1	Level 2	Level 3	At Fair Value
Bank debt, at June 30, 2013	$(1,789)	$-	$(1,699)	$-	$(1,699)
Bank debt, at December 31, 2012	$(3,393)	$-	$(3,301)	$-	$(3,301)

The fair value of debt as of June 30, 2013 and December 31, 2012 was determined using quoted prices from broker-dealers of comparable securities as of the measurement date.

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement.  The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Administrative expenses	$15	$20	$30	$45

Management Fees. The General Partner has waived all future management fees. Through June 30, 2013, the General Partner has earned and waived management fees of $1.9 million, of which $37,000 related to the six months ended June 30, 2013.

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

Distributions. The General Partner owns a 1% general partner interest and a 6% limited partner interest in the Fund. The General Partner was paid cash distributions of $2,000 and $10,000 for its general partner and limited partner interests in the Fund, respectively, for the six months ended June 30, 2012.  The Fund ceased making regular cash distributions in July 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $120,000, calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of June 30, 2013, the Fund has $78,000 remaining as a Repurchase Commitment, of which none was recorded as a liability at June 30, 2013.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its June 30, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Index
General Economic Overview

United States of America (“U.S.”) economic activity for the quarter ended June 30, 2013 showed overall growth and improvement in many sectors of the economy.  The continued recovery from the Great Recession was noted by Federal Reserve Chairman Bernanke’s testimony before Congress that it may soon be possible for the Federal Reserve to begin tapering the highly accommodative monetary policy known as Quantitative Easing.  The improving economic conditions coupled with the reductions in Federal spending resulting from Sequestration have resulted in a lower Federal deficit than was originally forecast. This has pushed back the pending approach of the U.S. debt ceiling and removed that issue (temporarily) as a major cause of concern.  On the labor front the quarter showed a trend in jobs growth and reductions in new claims for unemployment. Overhanging the economic outlook is the uncertainty and unknown effects of Obamacare particularly with respect to small businesses which are critical to job creation.  Some specific key economic indicators and reports that were released in the second quarter of 2013 are summarized below.

•	The National Association of Realtors Pending Home Sales Index, a forward-looking indicator based on contract signings, increased 6.7 percent to 112.3 in May from a downwardly revised 105.2 in April, and is 12.1 percent above May 2012 when it was 100.2; the data reflect contracts but not closings. Contract activity is at the strongest pace since December 2006 when it reached 112.8; pending sales have been above year-ago levels for the past 25 months.
•	The National Association of Credit Management Index for June 2013 showed continued improvement in business credit conditions. The Index measured 56.1 (any number over 50 shows improving conditions) and is at the highest level since the start of the Great Recession.
•	The June 2013 Institute of Supply Management report on manufacturing showed an expanding manufacturing sector with the over Index increasing from 49.0 to 50.9 (any number over 50 indicates improvement), new orders increasing from 48.8 to 51.9, and production increasing from 48.6 to 53.4.
•	The U.S. Census Bureau report on durable goods showed that new orders for manufactured goods continued in increase during quarter.
•	The Monthly Confidence Index for the Equipment Finance Industry continued to increase demonstrating equipment finance industry participants’ increasing optimism despite continued moderate demand for equipment.
•	The National Federation of Independent Business (NFIB) reported that small-business optimism remained in tepid territory in June, as NFIB’s monthly economic Index dropped just under a point (0.9) and landed at 93.5, effectively ending any hope of a revival in confidence among job creators. Six of the ten Index components fell, two rose and two were unchanged. While job creation plans increased slightly in June, expectations for improved business conditions remained negative. The Index—which was 12 points higher in June than at its lowest reading during the Great Recession but 7 points below the pre-2008 average and 14 points below the peak for the expansion—has been teetering between modest increases and declines for months.

Taken altogether these indicators point to an economy that is continuing to grow steadily but slowly.  Uncertainties with regard to monetary policy, fiscal policy, and Obamacare provide a moderating influence on economic growth.  The various monetary, fiscal, and healthcare activities (or lack of activities) may have an effect on the performance of leases and loans which have been largely extended to the small to medium sized business community.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Investment in leases and loans, net	$1,417	$2,825

Number of contracts	1,000	2,500
Number of individual end users (a)	1,000	2,300
Average original equipment cost	$27.4	$15.7
Average initial lease term (in months)	67	65
Average remaining lease term (in months)	23	21
States accounting for more than 10% of lease and loan portfolio:
California	29%	20%
Florida	16%	11%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	45%	35%
Industrial Equipment	35%	25%
Garment Care	10%	7%
Office Equipment	9%	14%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	66%	60%

(a)
Located in most of the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 20% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$1,452	$6,448	$(4,996)	(77)%
Less: allowance for credit losses	(35)	(150)	(115)	(77)%
Investment in leases and loans, net	$1,417	$6,298	$(4,881)	(79)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$2,115	$8,525	$(6,410)	(75)%
Non-performing assets	$64	$170	$(103)	(61)%
Charge-offs, net of recoveries	$188	$129	$59	46%
As a percentage of finance receivables:
Allowance for credit losses	2.4%	2.3%
Non-performing assets	4.4%	2.6%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	8.9%	1.5%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies have continued as the U.S. economy recovers, as evidenced by our charge-offs (net of recoveries) as a percentage of our weighted average finance receivables of 8.9% for the six month period ended June 30, 2013.  Our non-performing assets as a percentage of finance receivables increased from 2.6% at June 30, 2012 to 4.4% at June 30, 2013, largely due to our significant charge-offs.  Our allowance for credit losses increased to 2.4% of our portfolio at June 30, 2013 as compared to 2.3% of our portfolio at June 30, 2012 as a result of our migration analysis and other qualitative factors as noted above.

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

For a complete discussion of our critical accounting procedures and estimates, see our annual report on Form 10-K for fiscal 2012 under “Management’s Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to those policies through June 30, 2013.

Index
Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$56	$185	$(129)	(70)%
Rental income	5	19	(14)	(74)%
Gains on sales of equipment and lease dispositions, net	31	31	–	0%
Other income	23	55	(32)	(58)%
	115	290	(175)	(60)%

Expenses:
Interest expense	47	124	(77)	(62)%
Depreciation on operating leases	1	11	(10)	(91)%
Provision for credit losses	(259)	108	(367)	(340)%
General and administrative expenses	90	131	(41)	(31)%
Administrative expenses reimbursed to affiliate	15	20	(5)	(25)%
Loss on derivative activities	35	11	24	218%
	(71)	405	(476)	(118)%
Net income (loss)	$186	$(115)	$301
Net income (loss) allocated to limited partners	$184	$(114)	$298

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A significant decrease in interest on equipment financings and rental income, due to a decrease in our weighted average net investment in financing assets to $1.7 million for the three months ended June 30, 2013 as compared to $7.5 million for the three months ended June 30, 2012, a decrease of $5.8 million or 78%. As we entered our liquidation phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on the sale of equipment and lease dispositions remained constant at $31,000 for the three months ended June 30, 2013 and June 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased from $55,000 for the three months ended June 30, 2012 to $23,000 for the three months ended June 30, 2013, a decrease of $32,000 or 58%. The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•	A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of our portfolio of leases and loans. Weighted average borrowings for the three months ended June 30, 2013 were $2.1 million as compared to $7.5 million for the three months ended June 30, 2012.

•	A decrease in depreciation on operating leases due to the continued maturity of our lease and loan portfolio.

•	A decrease in our general and administrative expenses and administrative expenses reimbursed to affiliate due to the continued maturity of our lease and loan portfolio.

Index
The net income per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2013 was $1.07 compared to net loss per limited partner unit of $0.66 for the three month period ended June 30, 2012.  The weighted average number of limited partner units outstanding was 171,696 for both periods.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$143	$435	$(292)	(67)%
Rental income	12	46	(34)	(74)%
Gains on sales of equipment and lease dispositions, net	86	104	(18)	(17)%
Other income	57	107	(50)	(47)%
	298	692	(394)	(57)%

Expenses:
Interest expense	108	283	(175)	(62)%
Depreciation on operating leases	2	29	(27)	(93)%
Provision for credit losses	(37)	129	(166)	(129)%
General and administrative expenses	164	217	(53)	(24)%
Administrative expenses reimbursed to affiliate	30	45	(15)	(33)%
Loss on derivative activities	87	25	62	248%
	354	728	(374)	(51)%
Net loss	$(56)	$(36)	$(20)
Net loss allocated to limited partners	$(55)	$(36)	$(19)

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A significant decrease in interest on equipment financings and rental income, due to a decrease in our weighted average net investment in financing assets to $2.1 million for the six months ended June 30, 2013 as compared to $8.5 million for the six months ended June 30, 2012, a decrease of $6.4 million or 75%. As we entered our liquidation phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on the sale of equipment and lease dispositions decreased $18,000 to $86,000 for the six months ended June 30, 2013 compared to a net gain of $104,000 for the six months ended June 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased from $107,000 for the six months ended June 30, 2012 to $57,000 for the six months ended June 30, 2013, a decrease of $50,000 or 47%. The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•	A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of our portfolio of leases and loans. Weighted average borrowings for the six months ended June 30, 2013 were $2.5 million as compared to $8.6 million for the six months ended June 30, 2012.

•	A decrease in depreciation on operating leases due to the continued maturity of our lease and loan portfolio.

•	A decrease in our general and administrative expenses and administrative expenses reimbursed to affiliate due to the continued maturity of our lease and loan portfolio.

Index

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2013 and 2012 was $0.32 and $0.20, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

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

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At June 30, 2013, the total future minimum lease and loan payments scheduled to be received was $1.6 million which excludes the $35,000 allowance for credit losses. The Fund also derives cash from fees paid by our customers and from recoveries of previous bad debts. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash (used in) provided by operating activities	$(238)	$262
Net cash provided by investing activities	1,528	4,213
Net cash used in financing activities	(1,312)	(4,460)
(Decrease) increase in cash	$(22)	$15

Cash decreased by $22,000 primarily due to debt repayments of $1.6 million and cash used in operations of $238,000 partially offset by net proceeds from leases and loans of $1.6 million.

As of June 30, 2013, $1.8 million was outstanding under our secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch. No further borrowings are available under the secured term loan agreement. This facility is secured by eligible leases and loans that have been pledged as collateral. As of June 30, 2013, $1.5 million of leases and loans and $124,000 of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.7%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014 (maturity date).

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

As of June 30, 2013 we were in compliance with the term facility.

As noted previously, we ceased making regular distributions to our partners in July 2012.  Partners’ distributions paid for the six months ended June 30, 2012 were $173,000.  Cumulative partner distributions paid from our inception to June 30, 2013 were approximately $9.6 million.  As noted previously, any future cash distributions to our limited partners are dependent upon excess cash remaining after we have repaid our obligations.  Based on our recent performance, which was negatively impacted by the economic recession, it does not appear probable there will be significant, if any, further distributions to the limited partners.

The General Partner waived its management fees beginning May 1, 2009. Accordingly, we did not record any management fee expense for the six months ended June 30, 2013. The General Partner has also waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities. Through June 30, 2013, the General Partner has earned and waived management fees of $1.9 million, of which $37,000 related to the six month period ended June 30, 2013.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At June 30, 2013, our analysis indicated a need for an allowance for credit losses of $35,000. As our lease portfolio ages, and if the economy in the United States deteriorates, we may need to increase our allowance for credit losses.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2013 and 2012; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the six months ended June 30, 2013; (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012; and, (iv) the Notes to Consolidated Financial Statements.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation, its General Partner

August 13, 2013	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

August 13, 2013	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer