Form 10-Q
period 2013-09-30
LEASE EQUITY APPRECIATION FUND I LP
filed 2013-11-14
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART 1. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$7	$35
Restricted cash	115	422
Investment in leases and loans, net	1,037	2,825
Deferred financing costs, net	18	63
Other assets	24	31
Total assets	$1,201	$3,376

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$1,479	$3,393
Accounts payable and accrued expenses	98	162
Other liabilities	27	58
Derivative liabilities, at fair value	23	99
Due to affiliates	7,469	7,635
Total liabilities	9,096	11,347

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(226)	(225)
Limited partners	(7,605)	(7,488)
Accumulated other comprehensive loss	(64)	(258)
Total partners’ deficit	(7,895)	(7,971)
Total liabilities and partners' deficit	$1,201	$3,376

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Interest on equipment financings	$7	$142	$149	$577
Rental income	3	11	15	57
Gains on sales of equipment and lease dispositions, net	128	14	214	118
Other income	11	36	68	143
	149	203	446	895

Expenses:
Interest expense	35	132	143	415
Depreciation on operating leases	3	8	4	37
Provision for credit losses	89	255	52	384
General and administrative expenses	39	50	203	266
Administrative expenses reimbursed to affiliate	15	16	45	61
Loss on derivative activities	31	178	117	203
	212	639	564	1,366
Net loss	$(63)	$(436)	$(118)	$(471)
Net loss allocated to limited partners	$(62)	$(432)	$(117)	$(466)

Weighted average number of limited partner units outstanding during the period	171,696	171,696	171,696	171,696
Net loss per weighted average limited partner unit	$(0.36)	$(2.51)	$(0.68)	$(2.72)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(63)	$(436)	$(118)	$(471)
Amortization of loss on financial derivatives reclassified from accumulated other comprehensive loss	49	238	194	439
Comprehensive (loss) income	$(14)	$(198)	$76	$(32)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	Deficit

Balance, January 1, 2013	$(225)	171,696	$(7,488)	$(258)	$(7,971)

Net loss	(1)	-	(117)	-	(118)
Other comprehensive income	-	-	-	194	194
Balance, September 30, 2013	$(226)	171,696	$(7,605)	$(64)	$(7,895)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(118)	$(471)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(214)	(118)
Depreciation on operating leases	4	37
Provision for credit losses	52	384
Amortization of deferred financing costs	45	74
Net loss on derivative activities	117	474
Changes in operating assets and liabilities:
Other assets	7	38
Accounts payable and accrued expenses, and other liabilities	(95)	(325)
Due to affiliates	(166)	(17)
Net cash (used in) provided by operating activities	(368)	76

Cash flows from investing activities:
Purchases of leases and loans	–	(7)
Proceeds from leases and loans	2,011	6,004
Security deposits returned	(64)	(173)
Net cash provided by investing activities	1,947	5,824

Cash flows from financing activities:
Repayment of debt	(1,914)	(6,168)
Decrease in restricted cash	307	517
Increase in deferred financing costs	–	(89)
Cash distributions to partners	–	(203)
Net cash used in financing activities	(1,607)	(5,943)

Decrease in cash	(28)	(43)
Cash, beginning of period	35	48
Cash, end of period	$7	$5

Supplemental cash flow disclosure:
Cash paid for interest	$101	$73

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
September 30, 2013
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

As of September 30, 2013 and 2012, in addition to its 1% general partnership interest, the General Partner also had invested approximately $800,000 for a 6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2013, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results of the Fund’s operations for the 2013 calendar year.  The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

Reclassification

Certain reclassifications have been made to 2012 reported amounts to conform to the current year presentation.  Amortization of accumulated other comprehensive loss on the Fund’s interest rate swaps of approximately $238,000 and $439,000 for the three and nine months ended September 30, 2012, respectively, was reclassified from interest expense to loss on derivative activities. Interest rate swap payments of approximately $66,000 and $270,000 for the three and nine month periods ended September 30, 2012, respectively, were reclassified from loss on derivative activities to interest expense. These reclassifications did not impact the Fund’s financial position, net loss or cash flows for the periods presented.

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
September 30, 2013
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
September 30, 2013
(Unaudited)

Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets. The accounting for subsequent changes in the fair value of these derivatives depended on whether the derivative had been designated and qualified for hedge accounting treatment pursuant to U. S. GAAP.

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, and periodic settlements of contracts, are recognized immediately in the accompanying consolidated statements of operations. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in the Fund’s results of operations, as the fair value of the Fund’s derivative financial instruments change.

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive loss as of September 30, 2013 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $9,000 and $57,000 for the three and nine month periods ended September 30, 2013, respectively, and $32,000 and $126,000 for the three and nine month periods ended September 30, 2012, respectively.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Direct financing leases (a)	$500	$1,880
Loans (b)	617	1,194
Operating leases	–	11
	1,117	3,085
Allowance for credit losses	(80)	(260)
	$1,037	$2,825

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 144 months.
(b)	The interest rates on loans generally range from 6% to 19%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$527	$725	$1,841	$1,418
Unearned income	(73)	(103)	(172)	(174)
Residuals, net of unearned residual income	53	-	229	-
Security deposits	(7)	(5)	(18)	(50)
	$500	$617	$1,880	$1,194

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Equipment	$47	$160
Accumulated depreciation	(47)	(149)
	$-	$11

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses) as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013		December 31, 2012
Age of receivable	Investments in leases and loans	%	Investments in leases and loans	%
Current	$968	86.66%	$2,719	88.14%
Delinquent:
31 to 91 days past due	71	6.36%	84	2.72%
Greater than 91 days (a)	78	6.98%	282	9.14%
	$1,117	100%	$3,085	100%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $78,000 and $282,000 of leases and loans on nonaccrual status as of September 30, 2013 and December 31, 2012, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30, 2013	December 31, 2012
Performing	$1,039	$2,803
Nonperforming	78	282

	$1,117	$3,085

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Allowance for credit losses, beginning of period	$35	$150	$260	$150
Provision for credit losses	89	255	52	384
Charge-offs	(77)	(170)	(374)	(497)
Recoveries	33	25	142	223
Allowance for credit losses, end of period (a)	$80	$260	$80	$260

(a)	End of period balances are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2013 and December 31, 2012, deferred financing costs include $18,000 and $63,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt. Accumulated amortization as of September 30, 2013 and December 31, 2012 was approximately $1.2 million each period.

NOTE 6 – BANK DEBT

The Fund has a secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch, which is collateralized by specific lease receivables and related equipment.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

As of September 30, 2013 and December 31, 2012, the outstanding balance under this financing arrangement was $1.5 million and $3.4 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014 (maturity date). Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.2%.  As of September 30, 2013, $1.1 million of leases and loans and $92,000 of restricted cash were pledged as collateral under this facility.

On June 29, 2012, the Fund amended its agreement with the Lender to remove certain covenants from the loan agreement.  In exchange for the foregoing, the Fund and the parent of the Fund’s General Partner agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date, up to a maximum of $250,000, in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.  As of September 30, 2013 the Fund was in compliance with the term facility.

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of September 30, 2013, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2013, it could be required to settle its obligations under the agreements at their termination value of $25,000.

At September 30, 2013, the Fund had 9 interest rate swap contracts that generally terminate on various dates ranging through 2015, which coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2013 and December 31, 2012 and on the consolidated statements of operations for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	2013	2012
Fixed swaps (notional amount)	$1,575	$3,677
Range of receive rate	0.19% - 0.24%	0.21% - 0.24%
Range of pay rate	2.90% - 5.36%	2.90% - 5.74%

The following table indicates the fair value of the derivative contracts as of September 30, 2013 and December 31, 2012 (in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
2013	Derivative liabilities, at fair value	$-	$23
2012	Derivative liabilities, at fair value	$-	$99

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and other comprehensive income for the nine months ended September 30, 2013 and 2012 (in thousands):

	Location of loss reclassified from AOCI to the statement of operations	Amount of loss reclassified from AOCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2013	(a)	$194	(b)	$2
2012	(a)	$439	(b)	$35

(a)	Losses reclassified from accumulated other comprehensive loss were recognized in loss on derivative activities on the accompanying statements of operations.

(b)	All changes in fair value were recognized in loss on derivative activities and all cash payments on derivatives were recognized in interest expense. The Fund recognized an expense of $79,000 and $270,000 in interest expense for the nine month periods ended September 30, 2013 and 2012, respectively, related to cash payments on derivatives. Changes in fair value of $77,000 and $236,000 were recognized as a reduction to expense within loss on derivative activities for the nine month periods ended September 2013 and 2012, respectively.

As of September 30, 2013, $64,000 of the remaining balance in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at September 30, 2013	$-	$(23)	$-	$(23)
Interest Rate Swaps at December 31, 2012	$-	$(99)	$-	$(99)

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at September 30, 2013 and December 31, 2012 is as follows:

	Carrying	Fair Value Measurements Using			Liabilities
	Value	Level 1	Level 2	Level 3	At Fair Value
Bank debt, at September 30, 2013	$(1,479)	$-	$(1,257)	$-	$(1,257)
Bank debt, at December 31, 2012	$(3,393)	$-	$(3,301)	$-	$(3,301)

The fair value of debt as of September 30, 2013 and December 31, 2012 was determined using quoted prices from broker-dealers of comparable securities as of the measurement date.

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement.  The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Administrative expenses	$15	$16	$45	$61

Management Fees. The General Partner has waived all future management fees. Through September 30, 2013, the General Partner has earned and waived management fees of $1.9 million, of which $47,000 related to the nine months ended September 30, 2013.

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

Distributions. The General Partner owns a 1% general partner interest and a 6% limited partner interest in the Fund. The General Partner was paid cash distributions of $2,000 and $10,000 for its general partner and limited partner interests in the Fund, respectively, for the nine months ended September 30, 2012.  The Fund ceased making regular cash distributions in July 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its September 30, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Our principal objective was to generate regular cash distributions to our limited partners.  Limited partners have received total distributions ranging from approximately 52% to 66% of their original amount invested, depending upon when the investment was made.  Distributions to our limited partners were made at a rate of 2.0% of their original capital invested in 2011 and through June of 2012.  In July 2012, we ceased making regular cash distributions to our partners, as we are in our final liquidation process, which will continue until all of our leases are collected or sold and our debts are paid.  Our General Partner will continue to work to maximize the amount that can be distributed to our limited partners in the future.  Future cash distributions are not guaranteed, are solely dependent on our performance, and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  Based on our recent performance, which was negatively impacted by the economic recession, and due to the relatively small portfolio size and fixed administrative partnership maintenance costs, it does not appear that there will be future distributions to limited partners.  Any such distributions to our limited partners are dependent upon excess cash remaining after we have repaid our obligations.  We are currently exploring alternatives to terminate the Fund since future distributions to limited partners are not likely.

Index
General Economic Overview

For the quarter ended September 30, 2013, U. S. economic activity showed overall growth and improvement in many sectors of the economy.  The overall improvement was insufficient for the Federal Reserve to begin the highly anticipated tapering of asset purchases under the Quantitative Easing program. Failure to begin tapering resulted in some equity and debt market gyrations which quickly settled down and business sentiment seemed to adjust favorably to the prospect of continued monetary stimulus from the Federal Reserve in the absence of any fiscal policy direction from the Congress.  Toward the end of the quarter the Congressional inaction with respect to the impending government shutdown, debate over the debt ceiling, and the implementation of the Affordable Care Act dominated the economic discussion.

Some specific key economic indicators and reports that were released in the second quarter of 2013 are summarized below.  These indicators have especially important relevance to the performance of small and medium-sized businesses, and loans and leases to small and medium-sized businesses comprise the majority of the LEAF Funds portfolios.

•	The National Association of Realtors Pending Home Sales Index, a forward-looking indicator based on contract signings released in September 2013, showed that pending home sales have declined recently but still remain above levels from a year ago. Rising interest rates, rising home prices, and tight inventory are contributing to the slowing home sales.
•	The S&P Case-Shiller Home Price Indices released in September 2013 for the 10- and 20-City Composites showed 12% increases year over year for the last 12 months.
•	One sign that the economy continues to improve for small businesses, the number of commercial bankruptcy filings (as reported by the American Bankruptcy Institute) for the first nine months of 2013 were down 23% as compared to the same period in 2012.
•	In September 2013, The Bureau of Labor Statistics reported that the unemployment rate continued to drop slightly and is now at 7.3%.
•	In September 2013, The Bureau of Labor Statistics reported a continuation of monthly new jobs creation, albeit at a pace that is not sufficient to produce a significant reduction in the unemployment rate.
•	The Monthly Confidence Index for the Equipment Finance Industry continued to increase, demonstrating equipment finance industry participants’ increasing optimism despite continued moderate demand for equipment. The September 2013 Index increased to 61.3 from 61.0 in August 2013.
•	The National Association of Credit Management Index for September 2013 showed continued improvement in business credit conditions. The Index takes into account activities like credit extended, credit approval rates, delinquencies, and bankruptcies. The Index measured 56.4 (any number over 50 shows improving conditions), and is at the highest level since the start of the Great Recession.
•	The September 2013 Institute of Supply Management report on manufacturing showed expansion for the fourth straight month and the PMI index registered 56.2, which is the highest reading for 2013, and demonstrated that the manufacturing sector is continuing to grow in tandem with the overall economy, which has shown growth for 52 consecutive months.
•	The Thomson Reuters/PayNet Small Business Lending Index, which measures the volume of lending to small businesses, rose to its highest level since August 2007. At the same time, delinquencies of 31 to 180 days fell to an all time low as measured by the Thomson Reuters/PayNet Small Business Delinquency Index.
•	The National Federation of Independent Business (NFIB) reported in September 2013 that the NFIB Small Business Optimism Index remained flat as compared to the previous month. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. Of the ten items measured, five were down, four were up, and one was unchanged as compared to the prior month.
•	The Equipment Leasing & Finance Foundation’s Q4 U.S. Economic Outlook indicates improving fundamentals weighed down by a number of headwinds (primarily related to monetary and fiscal policies), resulting in subpar growth. The Q4 forecast is that the U. S. economy will generate positive but slow growth.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly.  It is also an economy that is facing some significant challenges.  An extended government shutdown is projected to cause a meaningful reduction in GDP.  The extent and magnitude of consequences of a government default are unknown. The outcomes, or lack of outcomes with respect to the government shutdown, debt ceiling negotiations, Affordable Care Act implementation, and a potential government default, add a great deal of uncertainty for economic performance in Q4 and beyond.  This economic uncertainty may have an effect on the performance of leases and loans which have been largely extended to small to medium-sized businesses which are particularly sensitive to economic dislocations.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Investment in leases and loans, net	$1,037	$2,825

Number of contracts	700	2,500
Number of individual end users (a)	600	2,300
Average original equipment cost	$32.8	$15.7
Average initial lease term (in months)	68	65
Average remaining lease term (in months)	26	21
States accounting for more than 10% of lease and loan portfolio:
California	27%	20%
Florida	17%	11%
New Jersey	12%	6%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	47%	35%
Industrial Equipment	35%	25%
Office Equipment	5%	14%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	66%	60%
Manufacturing	13%	9%

(a)	Located in most of the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 23% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Nine Months Ended September 30,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$1,117	$4,698	$(3,851)	(76)%
Less: allowance for credit losses	(80)	(260)	(180)	(69)%
Investment in leases and loans, net	$1,037	$4,438	$(3,401)	(77)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$1,828	$7,528	$(5,700)	(76)%
Non-performing assets	$78	$478	$(400)	(84)%
Charge-offs, net of recoveries	$232	$274	$(42)	(15)%
As a percentage of finance receivables:
Allowance for credit losses	7.2%	5.5%
Non-performing assets	7.0%	10.2%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	12.69%	3.6%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies have continued as the U.S. economy recovers, as evidenced by our charge-offs (net of recoveries) as a percentage of our weighted average finance receivables of 12.69% for the nine month period ended September 30, 2013.  Our non-performing assets as a percentage of finance receivables decreased from 10.2% at September 30, 2012 to 7.0% at September 30, 2013, largely due to our significant charge-offs.  Our allowance for credit losses increased to 7.2% of our portfolio at September 30, 2013 as compared to 5.5% of our portfolio at September 30, 2012 as a result of our migration analysis and other qualitative factors as noted above.

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

For a complete discussion of our critical accounting procedures and estimates, see our annual report on Form 10-K for fiscal 2012 under “Management’s Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to those policies through September 30, 2013.

Index
Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$7	$142	$(135)	(95)%
Rental income	3	11	(8)	(73)%
Gains on sales of equipment and lease dispositions, net	128	14	114	814%
Other income	11	36	(25)	(69)%
	149	203	(54)	(27)%

Expenses:
Interest expense	35	132	(97)	(73)%
Depreciation on operating leases	3	8	(5)	(63)%
Provision for credit losses	89	255	(166)	(65)%
General and administrative expenses	39	50	(11)	(22)%
Administrative expenses reimbursed to affiliate	15	16	(1)	(6)%
Loss on derivative activities	31	178	(147)	(83)%
	212	639	(427)	(67)%
Net loss	$(63)	$(436)	$373
Net loss allocated to limited partners	$(62)	$(432)	$370

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio, as we are in our liquidation phase, whereby we are prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A significant decrease in interest on equipment financings and rental income, due to a decrease in our weighted average net investment in financing assets to $1.3 million for the three months ended September 30, 2013 as compared to $5.6 million for the three months ended September 30, 2012, a decrease of $4.3 million or 77%. As we entered our liquidation phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on the sale of equipment and lease dispositions increased from $14,000 for the three months ended September 30, 2012 to $128,000 for the three months ended September 30, 2013, an increase of 814%. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased from $36,000 for the three months ended September 30, 2012 to $11,000 for the three months ended September 30, 2013, a decrease of $25,000 or 69%. The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•	A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of our portfolio of leases and loans. Weighted average borrowings for the three months ended September 30, 2013 were $1.7 million as compared to $5.6 million for the three months ended September 30, 2012.

•	A decrease in depreciation on operating leases due to the continued maturity of our lease and loan portfolio.

•	A decrease in our general and administrative expenses and administrative expenses reimbursed to affiliate due to the continued maturity of our lease and loan portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2013 was $0.36 compared to a net loss per limited partner unit of $2.51 for the three month period ended September 30, 2012.  The weighted average number of limited partner units outstanding was 171,696 for both periods.

Index
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$149	$577	$(428)	(74)%
Rental income	15	57	(42)	(74)%
Gains on sales of equipment and lease dispositions, net	214	118	96	81%
Other income	68	143	(75)	(52)%
	446	895	(449)	(50)%

Expenses:
Interest expense	143	415	(272)	(66)%
Depreciation on operating leases	4	37	(33)	(89)%
Provision for credit losses	52	384	(332)	(86)%
General and administrative expenses	203	266	(63)	(24)%
Administrative expenses reimbursed to affiliate	45	61	(16)	(26)%
Loss on derivative activities	117	203	(86)	(42)%
	564	1,366	(802)	(59)%
Net loss	$(118)	$(471)	$353
Net loss allocated to limited partners	$(117)	$(466)	$349

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A significant decrease in interest on equipment financings and rental income, due to a decrease in our weighted average net investment in financing assets to $1.8 million for the nine months ended September 30, 2013 as compared to $7.5 million for the nine months ended September 30, 2012, a decrease of $5.7 million or 76%. As we entered our liquidation phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on the sale of equipment and lease dispositions increased $96,000 to $214,000 for the nine months ended September 30, 2013 compared to a net gain of $118,000 for the nine months ended September 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased from $143,000 for the nine months ended September 30, 2012 to $68,000 for the nine months ended September 30, 2013, a decrease of $75,000 or 52%. The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•	A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of our portfolio of leases and loans. Weighted average borrowings for the nine months ended September 30, 2013 were $2.2 million as compared to $7.6 million for the nine months ended September 30, 2012.

•	A decrease in depreciation on operating leases due to the continued maturity of our lease and loan portfolio.

•	A decrease in our general and administrative expenses and administrative expenses reimbursed to affiliate due to the continued maturity of our lease and loan portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2013 and 2012 was $0.68 and $2.72, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Index
Liquidity and Capital Resources

General

Our major source of liquidity is excess cash derived from the collection of lease payments, after payment of debt principal and interest on debt. Our other cash requirements, in addition to debt service, are for normal operating expenses, and prior to July 2012, distributions to our limited partners. As noted previously, we ceased making regular cash distributions to our limited partners in July 2012 and it is not probable that there will be any more distributions.

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At September 30, 2013, the total future minimum lease and loan payments scheduled to be received was $1.3 million which excludes the $80,000 allowance for credit losses. The Fund also derives cash from fees paid by our customers and from recoveries of previous bad debts. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash (used in) provided by operating activities	$(368)	$76
Net cash provided by investing activities	1,947	5,824
Net cash used in financing activities	(1,607)	(5,943)
Decrease in cash	$(28)	$(43)

Cash decreased by $28,000 primarily due to debt repayments of $1.9 million and cash used in operations of $368,000 partially offset by net proceeds from leases and loans of $1.9 million.

As of September 30, 2013, $1.5 million was outstanding under our secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch. No further borrowings are available under the secured term loan agreement. This facility is secured by eligible leases and loans that have been pledged as collateral. As of September 30, 2013, $1.1 million of leases and loans and $92,000 of restricted cash were pledged as collateral under this facility. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.2%. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral, with any remaining balance due in March 2014 (maturity date).

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

As of September 30, 2013 we were in compliance with the term facility.

As noted previously, we ceased making regular distributions to our partners in July 2012.  Partners’ distributions paid for the nine months ended September 30, 2012 were $202,000.  Cumulative partner distributions paid from our inception to September 30, 2013 were approximately $9.6 million.  Any future cash distributions to our limited partners are dependent upon excess cash remaining after we have repaid our obligations.  Based on our recent performance and small portfolio size, which was negatively impacted by the economic recession, it does not appear probable that there will be further distributions to limited partners.

The General Partner waived its management fees beginning May 1, 2009. Accordingly, we did not record any management fee expense for the nine months ended September 30, 2013. The General Partner has also waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities. Through September 30, 2013, the General Partner has earned and waived management fees of $1.9 million, of which $47,000 related to the nine month period ended September 30, 2013.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At September 30, 2013, our analysis indicated a need for an allowance for credit losses of $80,000. As our lease portfolio ages, and if the economy in the United States deteriorates, we may need to increase our allowance for credit losses.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2013 and 2012; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the nine months ended September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012; and, (iv) the Notes to Consolidated Financial Statements.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation, its General Partner

November 14, 2013	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

November 14, 2013	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer