Form 10-K
period 2013-12-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2014-03-31
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
INDEX TO ANNUAL REPORT
ON FORM 10-K

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) include “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

Forward-looking statements contained in this Report are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates or the general economy;
•	increased rates of default and/or decreased recovery rates on our investment in lease and loans;
•	availability, terms and deployment of debt funding;
•	general volatility of the debt markets;
•	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service; and
•	the degree and nature of our competition.

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

Available Information

We file annual, quarterly, and current reports and other information with the SEC. The public may read and copy information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.LEAFFinancial.com. We make our SEC filings available free of charge on or through our General Partner’s-internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.

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

Competition

The equipment leasing business is highly fragmented and competitive. We acquired equipment from our General Partner and its affiliates. Our General Partner and affiliates compete with:

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

Employees

As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operations. Rather, the personnel of our General Partner and/or its affiliates manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of our General Partner and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests. The officers of our General Partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our General Partner’s affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our General Partner regarding the availability of these officers to manage us.

Index
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

Number of Partners as of December 31, 2013
Title of Class
Limited Partners	443
General Partner	1

In July 2012, we ceased making regular cash distributions to our limited partners.  Total distributions for 2012 of approximately $200,000 were paid on a monthly basis to our limited partners at rate of approximately 2% through June 2012.

ITEM 6 – SELECTED FINANCIAL DATA

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Index
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $7.4 million from inception through December 31, 2013 in order to preserve our cash. Additionally, our General Partner waived approximately $52,000 in management fees for the year ended December 31, 2013 and has waived approximately $1.9 million on a cumulative basis. The General Partner has also waived future management fees in order to preserve our cash.  We entered our maturity phase in August 2009 and are prohibited under the Partnership Agreement from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 52% to 66% of their original amount invested, depending upon when the investment was made.  Distributions to our limited partners were made at a rate of 2.0% of their original capital invested in 2011 and through June of 2012.  In July 2012, we ceased making regular cash distributions to our partners as the fund is in its final liquidation process which will continue until all of the leases are collected or sold and our debts are paid.   While our General Partner will continue to work to maximize the amount that can be distributed to our limited partners in the future, we do not expect to make further distributions to the limited partners.  Cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  Based on our recent performance, which was negatively impacted by the economic recession, it does not appear probable there will be significant, if any, further distributions to the limited partners. Any future cash distributions to our limited partners are dependent upon excess cash remaining after we have repaid our obligations, however, we do not expect additional excess cash flow.

In March 2014, the General Partner repaid the outstanding debt balance owed to Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch.  Under the terms of the payoff agreement, the amount paid to the Lender to satisfy the debt of approximately $1.2 million on the payoff date was discounted by $250,000 to approximately $950,000.  The debt forgiveness will be reflected as a gain on extinguishment in the March 2014 financial statements and will reflect the $950,000 to satisfy the debt as payable to the General Partner.  The General Partner will take over the Lender’s position in the note, but reflecting the $250,000 discount.  In connection with the debt forgiveness, the Fund also terminated the related interest rate swaps.  It is anticipated that the payoff of the Portigon debt will accelerate the winding up the partnership, as the amount owed the General Partner exceeds the remaining expected cash to be received from the Fund’s investment in leases and loans.

General Economic Overview

For the quarter ended December 31, 2013 U. S. economic activity showed overall growth and improvement in many sectors of the economy.  These improvements provided the background and support for the Federal Reserve to announce that it would begin the highly anticipated tapering of asset purchases under the Quantitative Easing program, recognition of economic improvement and stability. Still looming over the economy is the debate over the debt ceiling and the implementation of the Affordable Care Act and the impact of each on economic activity which is likely to be felt in the beginning of 2014.

Index
Some specific key economic indicators and reports that were released in the fourth quarter of 2013 that have specific relevance to small to medium size business performance are summarized below.  The indicators show overall positive trends in the economy. These indicators have especially important relevance to the LEAF Funds, as loans and leases to small and medium size businesses comprise the majority of the LEAF Funds portfolios.

•	The December 2013 Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses rose 5% as compared to the year earlier period and increased 6% as compared to the prior month. At the same time the Thomson Reuters/PayNet Small Business Delinquency Index for December 2013 showed a 13% drop in the delinquency rate as compared to the year earlier period.
•	The National Federation of Independent Business reported that its Small Business Optimism Index increased in December 2013. While the Index remains below pre-recession levels the December 2013 increase continues a yearlong positive trend. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. Notably there was evidence of significant increases in capital spending.
•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation was 55.8 (over 50 is considered positive) which was a slight decline from the previous month, however, new business volume reported in December 2013 showed month over month and year over year increases.
•	The National Association of Realtors reported that in the Fourth Quarter of 2013 all measures of home sales and housing starts showed increases from the prior year period. These increases included Existing Home Sales, New Single Family Sales, Housing Starts, Single Family and Multifamily Units. Housing is an important economic activity indicator for small businesses as many small businesses including construction related companies and retail businesses rely on housing activity as a significant part of their revenues.
•	The S&P Case-Shiller Home Price Indices (another important and widely followed indicator of housing sector activity) released in December 2013 for the 10- and 20-City Composites showed 13.6% increases year over year for the last 12 months.
•	The National Association of Credit Management Index (“CMI”) for December 2013 measured 55.64 (any number over 50 shows an economy in expansion). The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The CMI remained over 50 throughout 2013 and ended the year higher (55.6) than it started (54.9).
•	The December 2013 Institute of Supply Management reported its PMI Index on the manufacturing sector. The PMI Index showed expansion for the seventh straight month and the PMI index registered 57 (any number over 50 indicates growth) which is the second highest reading for 2013 and reflected growth in new orders, production and employment in the manufacturing sector which is home to many small to medium size businesses.
•	In December 2013 the unemployment rate dropped to 7.0% from 7.3% in September 2013. As most new employment creation comes from small to medium size businesses this is again another indication of improving conditions in that segment of the economy.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of the LEAF Funds’ portfolios.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2013	2012
Investment in leases and loans, net	$817	$2,825

Number of contracts	567	2,500
Number of individual end users (a)	544	2,300
Average original equipment cost	$37.0	$15.7
Average initial lease term (in months)	68	65
Average remaining lease term (in months)	26	21

States accounting for more than 10% of lease and loan portfolio:
California	27%	20%
Florida	21%	11%
New Jersey	15%	8%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	51%	35%
Industrial Equipment	34%	25%
Garment Care	11%	7%
Office Equipment	2%	14%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	62%	60%
Manufacturing	15%	9%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 24% of our portfolio based on original cost of the equipment (see Note 2 in the Notes to the Consolidated Financial Statements for more information).

We have primarily utilized debt facilities to fund the acquisitions of lease portfolios. As of December 31, 2013 and December 31, 2012, our outstanding debt was $1.3 million and $3.4 million, respectively.

Portfolio Performance

The table below provides information about our finance receivables, including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Years Ended December 31,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$887	$3,085	$(2,198)	(71)%
Less: allowance for credit losses	(70)	(260)	(190)	(73)%
Investment in leases and loans, net	$817	$2,825	$(2,008)	(71)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$1,619	$6,609	$(4,990)	(76)%
Non-performing assets	$62	$282	$(220)	(78)%
Charge-offs, net of recoveries	$280	$685	$(405)	(59)%
As a percentage of finance receivables:
Allowance for credit losses	7.89%	8.43%
Non-performing assets	6.99%	9.14%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	17.29%	10.36%

Index
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

We focused on financing equipment used by small to mid-sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans has decreased.  As noted above, there have been signs of improvement in the overall economy.  Due to these reasons, there was a reduction in the allowance for credit losses and non-performing assets in total and as a percentage of finance receivables.

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

Index
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

Allowance for Credit Losses. We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2013 and, 2012, we had $62,000 and $282,000, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$201	$667	$(466)	(70)%
Rental income	18	64	(46)	(72)%
Gains on sales of equipment and lease dispositions, net	216	124	92	74%
Other income	71	192	(121)	(63)%
	506	1,047	(541)	(52)%

Expenses:
Interest expense	171	482	(311)	(65)%
Depreciation on operating leases	4	40	(36)	(90)%
Provision for credit losses	90	795	(705)	(89)%
General and administrative expenses	306	360	(54)	(15)%
Administrative expenses reimbursed to affiliate	60	76	(16)	(21)%
Loss on derivative activities	139	293	(154)	(53)%
	770	2,046	(1,276)	(62)%
Net loss	$(264)	$(999)	$735
Net loss allocated to limited partners	$(261)	$(989)	$728

The overall decrease in revenues and expenses is primarily a result of the Fund being in its maturity phase whereby the Fund is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A significant decrease in our weighted average net investment in financing assets to $1.6 million for the year ended December 31, 2013 as compared to $6.6 million for the year ended December 31, 2012, a decrease of $5.0 million or 76%. We have not acquired additional leases and loans since we entered our maturity phase in August 2009. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines due to the ongoing maturities of our leases and loans.

Index
•	Gains on the sale of equipment and lease dispositions increased $92,000 to $216,000 for the year ended December 31, 2013 compared to $124,000 for the year ended December 31, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased from $192,000 for the year ended December 31, 2012 to $71,000 for the year ended December 31, 2013, a decrease of $121,000 or 63%. The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•	A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of the portfolio of lease and loans. Weighted average borrowings for the year ended December 31, 2013 were $2.0 million as compared to $6.7 million as of December 31, 2012. Borrowings for the years ended December 31, 2013 and 2012 were at an effective interest rate of 8.5% and 7.2%, respectively. We expect our interest expense to continue to decline as our portfolio of leases and loans matures.

•	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

•	A decrease in administrative expenses reimbursed to affiliate due to the decreased size of our portfolio.

•	A significant decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2013 and 2012 was $1.52 and $5.76, respectively, based on a weighted average number of limited partner units outstanding of 171,696 for both periods.

Approximately $52,000 of management fees were waived for the year ended December 31, 2013 and approximately $1.9 million have been waived on a cumulative basis.  The General Partner has also waived all future management fees.

Liquidity and Capital Resources

General

Our major source of liquidity is excess cash derived from the collection of lease payments, after payment of debt principal and interest on debt. Our other cash requirements, in addition to debt service, are for normal operating expenses and, prior to July 2012, distributions to our limited partners. As noted previously, we ceased making regular cash distributions to our limited partners in July 2012. Based on our recent performance, which was negatively impacted by the economic recession, it does not appear probable there will be any further distributions to the limited partners.

As noted previously, we entered the maturity phase in August 2009. Accordingly, we are generally not permitted to purchase any new leases or loans, unless contractually required to as part of an ultimate net loss reserve associated with portfolios of leases and loans previously sold to third parties.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012
Net cash (used in) provided by operating activities	$(423)	$91
Net cash provided by investing activities	2,130	7,029
Net cash used in financing activities	(1,741)	(7,133)
Decrease in cash	$(34)	$(13)

Cash decreased by $34,000 primarily due to debt repayments of $2.1 million (of which $352,000 was paid from restricted cash), and cash used in operations of $423,000 partially offset by $2.1 million in net proceeds from our investments in leases and loans.

Index
As of December 31, 2013, approximately $1.3 million was outstanding under our secured term loan agreement with Portigon.  No further borrowings are available under the secured term loan agreement.  This facility is secured by eligible leases and loans that have been pledged as collateral.  Recourse under this facility is limited to the amount of collateral pledged.  As of December 31, 2013, $887,000 of leases and loans and $55,000 of restricted cash were pledged as collateral under this facility.  Interest on this facility is calculated at LIBOR plus 0.95% per annum.  Interest rate swap agreements fix the interest rate on this facility at 5.3%.  Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral.

In March 2014, the General Partner repaid the outstanding debt balance owed to Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch.  Under the terms of the payoff agreement, the amount paid to the Lender to satisfy the debt of approximately $1.2 million on the payoff date was discounted by $250,000 to approximately $950,000.  The debt forgiveness will be reflected as a gain on extinguishment in the March 2014 financial statements and will reflect the $950,000 to satisfy the debt as payable to the General Partner.  The General Partner will take over the Lender’s position in the note, but reflecting the $250,000 discount.  In connection with the debt forgiveness, the Fund also terminated the related interest rate swaps.  It is anticipated that the payoff of the Portigon debt will accelerate the winding up the partnership, as the amount owed the General Partner exceeds the remaining expected cash to be received from the Fund’s investment in leases and loans.

As of December 31, 2013 we were in compliance with financial covenants remaining on the term facility.

As previously noted, we ceased making regular cash distributions in July 2012.  However, our General Partner will continue to work to maximize the amount that can be distributed to our limited partners in the future.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. As noted previously, any future cash distributions to our limited partners are dependent upon excess cash, if any, remaining after we have repaid our obligations, however, we do not expect additional excess cash flow.

In July 2012, we ceased making regular cash distributions to our limited partners.  Total distributions for 2012 of approximately $200,000 were paid on a monthly basis to our limited partners at rate of approximately 2% through June 2012.  Cumulative partner distributions paid from our inception to December 31, 2013 were approximately $9.6 million.  To date, limited partners have received total distributions of approximately 56% of their original amount invested, depending upon when the investment was made. The Fund does not expect to make additional distributions to the limited partners and strives to liquidate the partnership.

The General Partner has waived its management fees beginning May 2009.  Accordingly, we did not record any management fee expense for the years ended December 31, 2013 or 2012.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities.  Approximately $52,000 of management fees were waived for the year ended December 31, 2013 and approximately $1.9 million have been waived on a cumulative basis.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners, and if the level of defaults is sufficiently large, results in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2013, our credit evaluation indicated a need for an allowance for credit losses of $70,000.  As our lease portfolio ages, and if the economic recovery in the United States stalls or reverses, we anticipate the need to increase our allowance for credit losses.

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
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Lease Equity Appreciation Fund I, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund I, L.P. (a Delaware limited partnership) and subsidiary (the “Fund”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lease Equity Appreciation Fund I, L.P. and subsidiary as of December 31, 2013 and 2012 and the results of their operations and cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 31, 2014

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)

	December 31,
	2013	2012
ASSETS
Cash	$1	$35
Restricted cash	70	422
Investment in leases and loans, net	817	2,825
Deferred financing costs, net	8	63
Other assets	4	31
Total assets	$900	$3,376

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$1,300	$3,393
Accounts payable and accrued expenses	132	162
Due to affiliates	7,422	7,635
Derivative liabilities, at fair value	9	99
Other liabilities	43	58
Total liabilities	8,906	11,347

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(228)	(225)
Limited partners	(7,749)	(7,488)
Accumulated other comprehensive loss	(29)	(258)
Total partners’ deficit	(8,006)	(7,971)
Total liabilities and partners' deficit	$900	$3,376

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2013	2012
Revenues:
Interest on equipment financings	$201	$667
Rental income	18	64
Gains on sales of equipment and lease dispositions, net	216	124
Other income	71	192
	506	1,047

Expenses:
Interest expense	171	482
Depreciation on operating leases	4	40
Provision for credit losses	90	795
General and administrative expenses	306	360
Administrative expenses reimbursed to affiliate	60	76
Loss on derivative activities	139	293
	770	2,046
Net loss	$(264)	$(999)
Net loss allocated to limited partners	$(261)	$(989)
Weighted average number of limited partner units outstanding during the period	171,696	171,696
Net loss per weighted average limited partner unit	$(1.52)	$(5.76)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2013	2012
Net loss	$(264)	$(999)
Amortization of loss on financial derivatives reclassified from accumulated other comprehensive loss	229	575
Comprehensive loss	$(35)	$(424)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	Loss	Deficit

Balance at January 1, 2012	$(211)	171,696	$(6,299)	$(833)	$(7,343)
Cash distributions	(4)	-	(200)	-	(204)
Net loss	(10)	-	(989)	-	(999)
Amortization of loss on financial derivatives	-	-	-	575	575
Balance at December 31, 2012	(225)	171,696	(7,488)	(258)	(7,971)
Net loss	(3)	-	(261)	-	(264)
Amortization of loss on financial derivatives	-	-	-	229	229
Balance, December 31, 2013	$(228)	171,696	$(7,749)	$(29)	$(8,006)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(264)	$(999)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on operating leases	4	40
Amortization of deferred financing costs	55	82
Provision for credit losses	90	795
Gains on sales of equipment and lease dispositions, net	(216)	(124)
Loss on derivative activities	139	293
Changes in operating assets and liabilities:
Other assets	27	39
Accounts payable and accrued expenses, and other liabilities	(45)	(21)
Due to affiliates	(213)	(14)
Net cash (used in) provided by operating activities	(423)	91

Cash flows from investing activities:
Purchases of leases and loans	–	(7)
Proceeds from leases and loans	2,198	7,225
Security deposits returned	(68)	(189)
Net cash provided by investing activities	2,130	7,029

Cash flows from financing activities:
Repayment of debt	(2,093)	(7,496)
Decrease in restricted cash	352	667
Increase in deferred financing costs	–	(100)
Cash distributions to partners	–	(204)
Net cash used in financing activities	(1,741)	(7,133)

Decrease in cash	(34)	(13)
Cash, beginning of period	35	48
Cash, end of period	$1	$35

Supplemental cash flow disclosure:
Cash paid for interest	$120	$414

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2013 and 2012

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

As of December 31, 2013 and 2012, in addition to its 1% general partnership interest, the General Partner also had invested $800,000 for a 6% limited partnership interest in the Fund.

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

Restricted Cash

The Fund had restricted cash of $70,000 and $422,000 as of December 31, 2013 and 2012, respectively. Restricted cash as of December 31, 2013 included cash being held in reserve by the Fund’s lenders of $55,000 and approximately $15,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner.  The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Concentration of Credit Risk

As of December 31, 2013, 27%, 21%, and 15% of the Fund’s leases and loans were located in California, Florida, and New Jersey, respectively.  No other state accounted for more than 10% of the Fund’s leases and loans as of December 31, 2013.  Also, as of December 31, 2013, 62% and 15% of the Fund’s leases and loans were in the services and manufacturing types of business, respectively.  No other type of business accounted for more than 10% of the Fund’s leases and loans as of December 31, 2013.  In addition, 24% and 14% of the Fund’s leases and loans were with Core Industries, Inc. and Atlantic Truss Company, respectively.  No other individual end user accounted for more than 10% of the Fund’s leases and loans as of December 31, 2013.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2013 and, 2012, the Fund had $62,000 and $282,000, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal.  Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

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

Derivative Instruments

The Fund enters into derivative contracts, including interest rate swaps, to add stability to its financing costs and to manage its exposure to interest rate movements on its variable rate debt.  U.S. GAAP requires recognition of all derivatives at fair value as either assets or liabilities on the balance sheet.  The accounting for subsequent changes in the fair value of these derivatives is dependent on whether the derivative qualifies and has been designated for hedge accounting treatment pursuant to U.S. GAAP.

Changes in the fair value of derivative instruments are recognized immediately on the accompanying consolidated statement of operations.  The Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, and accordingly, this may create volatility in the Fund’s results of operations due to subsequent changes in the fair value of Fund’s derivatives.  All mark to market changes on derivatives are included in loss in derivative activities on the accompanying statement of operations.

Effective October 2010, the Fund discontinued the use of hedge accounting, which recognized changes in the fair value of derivative instruments in accumulated other comprehensive loss to the extent that they were effective at offsetting changes in the value of forecasted transactions that were designated as cash flow hedges.  For the forecasted transactions that are probable of occurring, the derivative loss remaining in accumulated other comprehensive loss as of December 31, 2013 is being reclassified into earnings over the terms of the related forecasted borrowings. In the event that the forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive loss will be recognized in earnings immediately.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Comprehensive Loss

Comprehensive loss includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources.  These changes, other than net loss, are referred to as “other comprehensive loss” and for the Fund only includes changes in accumulated other comprehensive loss resulting from the amortization of hedging activities that were previously designated as cash flow hedges and accounted for using hedge accounting, as noted above.

Allocation of Partnership Income, Loss, and Cash Distributions and Net Loss Per Limited Partner Unit

The Fund allocates net income, net loss, and cash distributions as follows:  99% to the limited partners and 1% to the general partner.  As noted previously, in July 2012, the Fund ceased making regular cash distributions to its limited partners.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

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

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $60,000 for the year ended December 31, 2013 and $162,000 for the year ended December 31, 2012.

Recent Accounting Standards

Accounting Standards Recently Adopted

In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (ASU 2013-07 or the Update). The Update provides clarification and guidance regarding:

•	When an entity should apply the liquidation basis of accounting,
•	The recognition and measurement of assets and liabilities, and
•	Financial statement presentation and disclosure requirements.

Entities with a limited life (i.e., certain partnerships) are expected to liquidate at a specified time and in an orderly manner as disclosed in their governing documents. If a limited life fund ceases its operations and liquidates its assets and liabilities in accordance with its original plan for liquidation, the entity is not required to adopt the liquidation basis of accounting in accordance with the Update.  While the Update is effective for entities with annual reporting periods beginning after December 15, 2013 (and interim periods therein), the Fund has early adopted the Update in 2013 with no impact to the financial statements.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2013	2012
Direct financing leases (a)	$358	$1,880
Loans (b)	528	1,194
Operating leases	1	11
	887	3,085
Allowance for credit losses	(70)	(260)
	$817	$2,825

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 144 months.
(b)	The interest rates on loans generally range from 6% to 19%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2013		2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$390	$622	$1,841	$1,418
Unearned income	(52)	(88)	(172)	(174)
Residuals, net of unearned residual income (a)	21	-	229	-
Security deposits	(1)	(6)	(18)	(50)
	$358	$528	$1,880	$1,194

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2013	2012
Equipment	$47	$160
Accumulated depreciation	(46)	(149)
	$1	$11

At December 31, 2013, the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans, and operating leases for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct
	Financing		Operating
	Leases	Loans	Leases (a)	Totals
2014	$220	$401	$–	$621
2015	113	117	–	230
2016	57	16	–	73
2017	–	14	–	14
2018	–	6	–	6
Thereafter	–	68	–	68
	$390	$622	$–	$1,012

(a)	Operating lease amounts shown are net of residual value, if any, at the end of the lease term.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $70,000 and $260,000 as of December 31, 2013 and December 31, 2012, respectively) (in thousands):

	Years Ended December 31,
	2013		2012
Age of receivable	Investments in leases and loans	%	Investments in leases and loans	%
Current	$727	82%	$2,719	88%
Delinquent:
31 to 91 days past due	98	11%	84	3%
Greater than 91 days (a)	62	7%	282	9%
	$887	100%	$3,085	100%

(a)	Balances in this age category are collectively evaluated for impairment.

The credit quality of the Fund’s investment in leases and loans as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012
Performing	$825	$2,803
Nonperforming	62	282

	$887	$3,085

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2013	2012
Allowance for credit losses, beginning of period	$260	$150
Provision for credit losses	90	795
Charge-offs	(447)	(952)
Recoveries	167	267
Allowance for credit losses, end of period (a)	$70	$260

(a)	End of period balances of investments in leases and loans are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2013 and 2012, deferred financing costs include $8,000 and $63,000, respectively, of unamortized deferred financing costs which are being amortized through March 31, 2014, the maturity of the related debt. Accumulated amortization as of December 31, 2013 and 2012 was approximately $1.2 million each period.

NOTE 6 – BANK DEBT

The Fund has a secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch, which is collateralized by specific lease receivables and related equipment.

As of December 31, 2013 and 2012, the outstanding balance under this financing arrangement was $1.3 million and $3.4 million, respectively. Interest and principal are due as payments are received on the underlying leases and loans pledged as collateral.   In March 2014, the General Partner repaid the outstanding debt balance owed to Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, New York Branch.  Under the terms of the payoff agreement, the amount paid to the Lender to satisfy the debt of approximately $1.2 million on the payoff date was discounted by $250,000 to approximately $950,000.  The debt forgiveness will be reflected as a gain on extinguishment in the March 2014 financial statements and will reflect the $950,000 to satisfy the debt as payable to the General Partner.  The General Partner will take over the Lender’s position in the note, but reflecting the $250,000 discount.  In connection with the debt forgiveness, the Fund also terminated the related interest rate swaps.  Interest on this facility is calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements which fix the interest rate on this facility at 5.3%. As of December 31, 2013, $887,000 of leases and loans and $55,000 of restricted cash were pledged as collateral under this facility.

As of December 31, 2013 the Fund was in compliance with financial covenants remaining on the term facility.

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of December 31, 2013, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at December 31, 2013, it could be required to settle its obligations under the agreements at their termination value of $10,000.

At December 31, 2013, the Fund had 8 interest rate swap contracts that generally terminate on various dates ranging through 2015 which coincide with the maturity period of our portfolio of leases and loans which collateralize the credit facility.

Changes in the fair value of derivative instruments are recognized immediately in the accompanying consolidated statements of operations.  While this change may create future volatility in the Fund’s reported income statement results, it is not expected to have any impact on the Fund’s future cash flows.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

In July 2012, the Fund prospectively revised its estimate on amortization of accumulated other comprehensive losses which accelerated amortization and more closely aligned the recognition of accumulated other comprehensive loss with projected repayments of the Fund’s borrowings.  This increased the Fund’s net loss and loss on derivative activities by $149,000 for the year ended December 31, 2012, and increased the net loss per limited partner unit by $0.87 per share for the year ended December 31, 2012.  The derivative loss remaining in accumulated other comprehensive loss as of December 31, 2013 is being reclassified into earnings over the remaining term of the related borrowing.

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 and December 31, 2012 and on the consolidated statements of operations for the year ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Fixed swaps (notional amount)	$427	$3,677
Range of receive rate	0.17% - 0.22%	0.21% - 0.24%
Range of pay rate	2.90% - 5.36%	2.90% - 5.74%

The following table indicates the fair value of the derivative contracts as of December 31, 2013 and 2012 (in thousands):

	Balance Sheet Location	Derivative Liabilities
2013	Derivative liabilities, at fair value	$9
2012	Derivative liabilities, at fair value	$99

The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and other comprehensive income for the years ended December 31, 2013 and 2012 (in thousands):

	Location of loss reclassified from AOCI to the statement of operations	Amount of loss reclassified from AOCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2013	(a)	$229	(b)	$2
2012	(a)	$575	(b)	$36

(a)	Losses reclassified from accumulated other comprehensive loss were recognized in loss on derivative activities on the accompanying statements of operations.
(b)	All changes in fair value were recognized in loss on derivative activities and all cash payments on derivatives were recognized in interest expense. The Fund recognized an expense of $92,000 and $318,000 in interest expense in 2013 and 2012, respectively, related to cash payments on derivatives. Changes in fair value of $90,000 and $282,000 were recognized as a reduction to expense within loss on derivative activities in 2013 and 2012, respectively

Approximately $29,000 of the accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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
December 31, 2013 and 2012

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities At Fair Value
	Level 1	Level 2	Level 3
Interest Rate Swaps at December 31, 2013	$-	$(9)	$-	$(9)
Interest Rate Swaps at December 31, 2012	$-	$(99)	$-	$(99)

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The methods used to estimate the fair value on bank debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s debt at December 31, 2013 is as follows:

	Carrying Value	Fair Value Measurements Using			Liabilities At Fair Value
		Level 1	Level 2	Level 3
Bank debt, at December 31, 2013	$(1,300)	$-	$(1,040)	$-	$(1,040)

The fair value of debt as of December 31, 2013 was determined using quoted prices from broker-dealers of comparable securities as of the measurement date.

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2013	2012
Administrative expenses	$60	$76

Management Fees. The General Partner was paid a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever was less.  However, the General Partner has earned and waived management fees of $52,000 and $173,000, respectively for the years ended December 31, 2013 and 2012 and has waived $1.9 million on a cumulative basis. The General Partner has waived all future management fees.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund, which do not exceed the General Partner’s actual cost of those services.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees, and reimbursed expenses.

Distributions. The General Partner owns a 1% general partner interest and a 6% limited partner interest in the Fund. The General Partner was paid cash distributions of $4,000 and $11,000, respectively, for its general partner and limited partner interests in the Fund in 2012.  The Fund ceased making regular cash distributions in July 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its December 31, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events, other than the previously noted debt repayment and swap terminations in March 2014, which would require recognition or disclosure in the financial statements.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 1992 Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three month period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner:

Name	Age	Position
Crit S. DeMent	61	Chief Executive Officer
Robert K. Moskovitz	57	Chief Financial Officer
Jonathan Z. Cohen	43	Director
Jeffrey F. Brotman	50	Director
Thomas C. Elliot	40	Director
Jeffrey D. Blomstrom	44	Director

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

Jonathan Z. Cohen has been a Director of LEAF Financial since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC (the general partner of Atlas Pipeline Partners, L.P., a publicly-traded oil and gas pipeline limited partnership) since its formation in 1999, Chairman of the Board of Directors of Atlas Energy GP, LLC (the general partner of Atlas Energy, L.P. (f/k/a Atlas Pipeline Holdings, L.P.), a publicly-traded oil and gas limited partnership) and Vice Chairman of the Board of Directors of Atlas Resource Partners GP, LLC (the general partner of Atlas Resource Partners, L.P., a publicly-traded oil and gas E&P limited partnership) since February 2012.  Mr. Cohen was also Vice Chairman of the Board of Directors of Atlas Energy, Inc. ((f/k/a Atlas America, Inc.) a publicly-traded oil and gas company) from September 2000 until February 2011 and Vice Chairman of Atlas Energy Resources, LLC from June 2006 until February 2011.

Index
Jeffrey F. Brotman has been a Director of LEAF Financial since April 2008 and a Director of LEAF Asset Management since 2010. Mr. Brotman has also been Executive Vice President of Resource America since June 2007. Mr. Brotman was a co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and was affiliated with the firm from 1992 until June 2007, serving as its managing partner from 1995 until March 2006. Mr. Brotman is also a non-active Certified Public Accountant and an Adjunct Professor at the University of Pennsylvania Law School. Mr. Brotman was Chairman of the Board of Directors of TRM Corporation (a publicly-traded consumer services company) from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.

Thomas C. Elliott has been a Director of LEAF Financial since June 2012.  Mr. Elliott has also been the Chief Financial Officer of Resource America, Inc. since December 2009, Senior Vice President since 2005, Senior Vice President − Finance and Operations from 2006 to December 2009, Senior Vice President – Finance from 2005 to 2006, and Vice President – Finance from 2001 to 2005. Mr. Elliott has also been the Chief Financial Officer, Chief Accounting Officer, and Treasurer of Resource Capital Corp. from 2005 to 2006 and the Senior Vice President – Finance and Operations since 2006.  From 1997 to 2001, Mr. Elliott held various financial positions at Fidelity Leasing, Inc., including Manager of Financial Planning, Director of Asset Securitization, and Treasurer.

Jeffrey D. Blomstrom has been a Director of LEAF Financial since June 2012.  Mr. Blomstrom has also been the President and Managing Director of Resource Financial Fund Management, Inc. (a wholly-owned asset management subsidiary of Resource America Inc.) since 2003, Senior Vice President – CDO Structuring of Resource Capital Corp. since 2005, Managing Director at Cohen and Company (a Philadelphia-based investment bank specializing in the financial services sector) from 2001 to 2003, Senior Vice President of iATMglobal.net (an ATM software development company) from 2000 to 2001, and an Attorney at Covington & Burling (an international law firm) from 1999 to 2000.

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

Mr. Brotman has extensive experience in finance, law, and as the chief executive officer of a public company.

Mr. Elliott has extensive financial and operational experience, including as the chief financial officer of our general partner’s publically-traded parent company.

Mr. Blomstrom has extensive experience in finance, law, and as a president and managing director of several companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partners, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2013.

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

Index
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 443 limited partners as of December 31, 2013.

(b)	In 2004, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2013, our General Partner owned 9,526, or 6%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

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

	Years Ended December 31,
	2013	2012
Administrative expenses	$60	$76

Management Fees. Our General Partner is paid a subordinated annual asset management fee equal to 3% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. In 2013 and 2012, the General Partner waived asset management fees of $52,000 and $173,000, respectively and has waived $1.9 million on a cumulative basis. The General Partner has waived all future management fees.

Administrative Expenses. Our General Partner and its affiliates are reimbursed by us for administrative services reasonably necessary to operate which don’t exceed the General Partner’s cost of those fees or services.

Distributions. Our General Partner owns a 1% general partner interest and a 6% limited partner interest in us. The General Partner was paid cash distributions of $4,000 and $11,000, respectively, for its general partner and limited partner interests in us in 2012.  The Fund ceased making regular cash distributions in July 2012.

Additionally, our General Partner is entitled to the following fees (if applicable):

•	a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. No commissions were paid in the years ended December 31, 2013 or 2012; and

•	a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2013 or 2012.

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

Index
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for professional services rendered in relation to quarterly reviews and the year-end audit were approximately $82,000 and $79,000 for the years ending December 31, 2013 and 2012, respectively.

Audit-Related Fees. We did not incur fees in 2013 and 2012 for other services not included above.

Tax Fees. We did not incur fees in 2013 and 2012 for other services not included above.

All Other Fees. Our auditors, Grant Thornton, LLP, billed us for professional services rendered related to sales tax filings of approximately $8,000 and $6,000 for the years ended December 31, 2013 and 2012, respectively.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

Index
PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of  Operations for the years ended December 31, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013 and 2012; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the years ended December 31, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and, (iv) the Notes to Consolidated Financial Statements.

Index
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

LEAF EQUITY APPRECIATION FUND 1, L.P.
Delaware Limited Partnership
By: LEAF Financial Corporation, the General Partner

March 31, 2014	By:	/s/ CRIT S. DEMENT
Crit S. Dement
Chief Executive Officer

March 31, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CRIT S. DEMENT	Chief Executive Officer of the General Partner	March 31, 2014
Crit S. Dement	(Principal Executive Officer)

/s/ ROBERT K. MOSKOVITZ	Chief Financial Officer	March 31, 2014
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ JONATHAN Z. COHEN	Director of the General Partner	March 31, 2014
Jonathan Z. Cohen

/s/ JEFFREY F. BROTMAN	Director of the General Partner	March 31, 2014
Jeffrey F. Brotman

/s/ THOMAS C. ELLIOTT	Director of the General Partner	March 31, 2014
Thomas C. Elliott

/s/ JEFFREY D. BLOMSTROM	Director of the General Partner	March 31, 2014
Jeffrey D. Blomstrom