Form 10-Q
period 2014-03-31
LEASE EQUITY APPRECIATION FUND I LP
filed 2014-05-14
CIK 1169083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

LEASE EQUITY APPRECIATION FUND I, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART 1. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$61	$1
Restricted cash	40	70
Investment in leases and loans, net	634	817
Deferred financing costs, net	–	8
Other assets	31	4
Total assets	$766	$900

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Bank debt	$–	$1,300
Accounts payable and accrued expenses	112	132
Due to affiliates	8,384	7,422
Derivative liabilities, at fair value	–	9
Other liabilities	44	43
Total liabilities	8,540	8,906

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(226)	(228)
Limited partners	(7,548)	(7,749)
Accumulated other comprehensive loss	–	(29)
Total partners’ deficit	(7,774)	(8,006)
Total liabilities and partners' deficit	$766	$900

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Interest on equipment financings	$68	$87
Rental income	1	7
Gains on sales of equipment and lease dispositions, net	4	56
Gain on extinguishment of debt	250	–
Other income	4	34
	327	184

Expenses:
Interest expense	21	61
Depreciation on operating leases	–	1
Provision for credit losses	34	223
General and administrative expenses	34	74
Administrative expenses reimbursed to affiliate	15	15
Loss on derivative activities	20	51
	124	425
Net income (loss)	$203	$(241)
Net income (loss) allocated to limited partners	$201	$(239)
Weighted average number of limited partner units outstanding during the period	171,696	171,696
Net income (loss) per weighted average limited partner unit	$1.17	$(1.39)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$203	$(241)
Amortization of loss on financial derivatives reclassified from accumulated other comprehensive loss	29	85
Comprehensive income (loss)	$232	$(156)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	Deficit

Balance, January 1, 2014	$(228)	171,696	$(7,749)	$(29)	$(8,006)
Net income	2	-	201	-	203
Other comprehensive income	-	-	-	29	29
Balance, March 31, 2014	$(226)	171,696	$(7,548)	$–	$(7,774)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$203	$(241)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation on operating leases	–	1
Amortization of deferred financing costs	8	18
Provision for credit losses	34	223
Gains on sales of equipment and lease dispositions, net	(4)	(56)
Gain on extinguishment of debt	(250)	‒
Net loss on derivative activities	20	51
Changes in operating assets and liabilities:
Other assets	(27)	(6)
Accounts payable and accrued expenses, and other liabilities	(19)	3
Due to affiliates	8	(80)
Net cash used in operating activities	(27)	(87)

Cash flows from investing activities:
Proceeds from leases and loans	153	949
Security deposits returned	–	(12)
Net cash provided by investing activities	153	937

Cash flows from financing activities:
Repayment of debt	(1,050)	(897)
Advance from affiliate	954	‒
Decrease in restricted cash	30	41
Net cash used in financing activities	(66)	(856)

Increase (decrease) in cash	60	(6)
Cash, beginning of period	1	35
Cash, end of period	$61	$29

Supplemental cash flow disclosure:
Cash paid for interest	$14	$44

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
March 31, 2014
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

In addition to its 1% general partnership interest, the General Partner also had invested approximately $800,000 for a 5.55% limited partnership interest in the Fund through March 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund I, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2014, and the results of its operations and cash flows for the periods presented. The results of operations for the three month periods ended March 31, 2014 are not necessarily indicative of results of the Fund’s operations for the 2014 calendar year.  The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

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
March 31, 2014
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

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

Derivative Instruments

The Fund entered into derivative contracts, including interest rate swaps, to add stability to its financing costs and to manage its exposure to interest rate movements on its variable rate debt.  U.S. GAAP requires recognition of all derivatives at fair value as either assets or liabilities on the balance sheet.  The accounting for subsequent changes in the fair value of these derivatives is dependent on whether the derivative qualifies and has been designated for hedge accounting treatment pursuant to U.S. GAAP.  Changes in the fair value of derivative instruments were recognized immediately on the accompanying consolidated statement of operations.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $4,000 for the three month period ended March 31, 2014 and $28,000 for the three month period ended March 31, 2013, respectively.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Direct financing leases (a)	$227	$358
Loans (b)	446	528
Operating leases	1	1
	674	887
Allowance for credit losses	(40)	(70)
	$634	$817

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 144 months.
(b)	The interest rates on loans generally range from 6% to 19%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$250	$514	$390	$622
Unearned income	(35)	(64)	(52)	(88)
Residuals, net of unearned residual income	13	-	21	-
Security deposits	(1)	(4)	(1)	(6)
	$227	$446	$358	$528

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Equipment on operating leases	$13	$47
Accumulated depreciation	(12)	(46)
	$1	$1

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses) as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014		December 31, 2013
Age of receivable	Investments in leases and loans	%	Investments in leases and loans	%
Current	$598	89%	$727	82%
Delinquent:
31 to 91 days past due	8	1%	98	11%
Greater than 91 days (a)	68	10%	62	7%
	$674	100%	$887	100%

(a)	All leases and loans are collectively evaluated for impairment.

The Fund had $68,000 and $62,000 of leases and loans on nonaccrual status as of March 31, 2014 and December 31, 2013, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31, 2014	December 31, 2013
Performing	$606	$825
Nonperforming	68	62
	$674	$887

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2014	2013
Allowance for credit losses, beginning of period	$70	$260
Provision for credit losses	34	223
Charge-offs	(72)	(273)
Recoveries	8	50
Allowance for credit losses, end of period (a)	$40	$260

(a)	End of period balances were collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2014, deferred financing costs were fully amortized.  Accumulated amortization as of March 31, 2014 and December 31, 2013 was approximately $1.2 million each period.

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

NOTE 6 – BANK DEBT

The Fund had a secured term loan agreement with Portigon Financial Services (“Portigon” or the “Lender”), previously known as West LB AG, New York Branch, which was collateralized by specific lease receivables and related equipment.

As of December 31, 2013, the outstanding balance under this financing arrangement was $1.3 million. Interest and principal were due as payments were received on the underlying leases and loans pledged as collateral. In March 2014, the General Partner repaid the outstanding debt balance owed to Portigon.  Under the terms of the payoff agreement, the amount paid to the Lender to satisfy the debt of approximately $1.2 million on the payoff date was discounted by $250,000 to approximately $950,000.  The debt forgiveness is reflected as a gain on extinguishment in the March 2014 financial statements and reflects the $950,000 provided by the general partner to satisfy the debt.  The General Partner will take over the Lender’s position in the note, but reflecting the $250,000 discount.  Interest on this facility was calculated at London Interbank Offered Rate (“LIBOR”) plus 0.95% per annum. To mitigate fluctuations in interest rates, the Fund had entered into interest rate swap agreements which had fixed the interest rate on this facility at 5.3%.  In connection with the debt forgiveness, the Fund also terminated the related interest rate swaps.

NOTE 7 – DERIVATIVE INSTRUMENTS

The Fund previously managed interest rate risk by employing a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund did not use derivative financial instruments for trading or speculative purposes. The Fund managed the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings.  The swaps were terminated in March 2014 in correlation with the pay down of the Portigon debt.

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 (dollars in thousands):

2013
Fixed swaps (notional amount)	$427
Range of receive rate	0.17% - 0.22%
Range of pay rate	2.90% - 5.36%

The following table indicates the fair value of the derivative contracts as of December 31, 2013 (in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
2013	Derivative liabilities, at fair value	$-	$9

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and other comprehensive income for the three months ended March 31, 2014 and 2013 (in thousands):

	Location of loss reclassified from AOCI to the statement of operations	Amount of loss reclassified from AOCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2014	(a)	$ 29	(b)	$ –
2013	(a)	$ 85	(b)	$ 1

(a)	Losses reclassified from accumulated other comprehensive loss were recognized in loss on derivative activities on the accompanying statements of operations.

(b)	All changes in fair value were recognized in loss on derivative activities and all cash payments on derivatives were recognized in interest expense. The Fund recognized an expense of $9,000 and $34,000 in interest expense for the three month periods ended March 31, 2014 and 2013, respectively, related to cash payments on derivatives. Changes in fair value of $9,000 and $33,000 were recognized as a reduction to expense within loss on derivative activities for the three month periods ended March 2014 and 2013, respectively.

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

The Fund employed a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives were recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives were not listed on an exchange, these instruments were valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considered factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Fund assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.  As a result, the Fund determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities At Fair Value
	Level 1	Level 2	Level 3
Interest Rate Swaps at December 31, 2013	$-	$(9)	$-	$(9)

Index
LEASE EQUITY APPRECIATION FUND I, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The methods used to estimate fair value on financial instruments not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value and fair value of the Fund’s debt at December 31, 2013 is as follows (in thousands):

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

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement.  The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2014	2013
Administrative expenses	$15	$15

Management Fees. The General Partner has waived all future management fees. Through March 31, 2014, the General Partner has earned and waived management fees of $1.9 million, of which $4,000 related to the three months ended March 31, 2014.

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

Distributions. The General Partner owns a 1% general partner interest and a 5.55% limited partner interest in the Fund. The Fund ceased making regular cash distributions in July 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its March 31, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We were expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. Our five year reinvestment period has ended and we entered the liquidation period in August 2009. All of our leases and loans mature by the end of 2028. We will terminate on December 31, 2028, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

Our principal objective was to generate regular cash distributions to our limited partners.  Limited partners have received total distributions ranging from approximately 50% to 64% of their original amount invested, depending upon when the investment was made.  Distributions to our limited partners were made at a rate of 2.0% of their original capital invested in 2011 and through June of 2012.  In July 2012, we ceased making regular cash distributions to our partners, as we are in our final liquidation process, which will continue until all of our leases are collected or sold and our debts are paid.  Future cash distributions to the partners are not expected due to the relatively small portfolio size and fixed administrative partnership maintenance costs.  We are currently exploring alternatives to terminate the Fund since future distributions to limited partners are not likely.

Index
General Economic Overview

For the quarter ended March 31, 2014 U. S. economic activity showed overall slow but steady growth in many sectors of the economy especially in the small business sector.  Several high profile economic issues that were providing head winds to the economy were effectively resolved during the quarter. The Federal Reserve began the highly anticipated tapering of asset purchases under the Quantitative Easing program without noticeable adverse impact on the performance of the economy.  The commencement of the tapering was in recognition of economic improvement and stability. Congress came to an agreement on the debt ceiling thereby removing that potentially destabilizing issue from the economic agenda. Still looming over the economy is the implementation of the Affordable Care Act and the impact on economic activity, especially small business activity, which is likely to be felt throughout 2014. Some specific key economic indicators and reports that were released in the first quarter of 2014 that have specific relevance to small to medium size business performance are summarized below.  The indicators show overall positive trends. These indicators have especially important relevance to the LEAF Funds as loans and leases to small to medium size businesses comprise the majority of the LEAF Funds portfolios.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation for March 2014 was 65.1 (over 50 is considered positive) which continues an overall yearly increase in the Index which measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends.
•	The National Association of Realtors reported in March 2014 that home prices increased in most of the country. This is an important economic indicator because rising home prices generally contribute to an improvement in consumer sentiment which can drive consumer spending, the most important driver of economic growth.
•	In March 2014 the Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses decreased 5% as compared to the prior month; however it is still 5% higher year over year. Commentary in the report stated “Small business owners still lack conviction about the ability of the recovery to accelerate before expanding operations.”
•	The National Federation of Independent Business reported that its Small Business Optimism Index increased to 93.4 in March 2014. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. While the Index has increased it is still below the pre-recession levels. An Index of 100 or greater indicates likely expansion of the small business sector.
•	The National Association of Credit Management Index (“CMI”) for March 2014 measured 55.6 (any number over 50 shows an economy in expansion). The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The CMI has remained over 50 for more than a year and CMI Index also noted and expansion in credit extended to business.
•	The March 2014 Institute of Supply Management reported it’s PMI Index on the manufacturing sector. The PMI Index showed expansion for the tenth straight month and the PMI index registered 53.7 (any number over 50 indicates growth). Of the 18 manufacturing segments included in the index 14 segments reported growth, and the growth was shown in new orders, production and employment.
•	In March 2014 the unemployment was 6.7% as compared to 7.0% in December 2013 and 7.3% in September 2013. As most new employment creation comes from small to medium size businesses this is again another indication of improving conditions in that segment of the economy.
•	The 2014 Equipment Leasing & Finance Foundation’s U.S. Economic Outlook update released in early April reported that the U.S. economy is expected to grow 2.8% which would be the fastest pace since 2008, with growth in equipment and software investment to grow even faster at 4.2% in 2014.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of the LEAF Funds portfolios.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Investment in leases and loans, net	$634	$817

Number of contracts	501	567
Number of individual end users (a)	481	544
Average original equipment cost	$39.0	$37.0
Average initial lease term (in months)	68	68
Average remaining lease term (in months)	23	26

States accounting for more than 10% of lease and loan portfolio:
California	28%	27%
Florida	24%	21%
New Jersey	19%	15%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical Equipment	53%	51%
Industrial Equipment	29%	34%
Garment Care	12%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	66%	62%
Manufacturing	18%	15%

(a)	Located in most of the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 24% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Three Months Ended March 31,
			Change
	2014	2013	$	%
Investment in leases and loans before allowance for credit losses	$674	$1,981	$(1,307)	(66)%
Less: allowance for credit losses	(40)	(260)	220	(85)%
Investment in leases and loans, net	$634	$1,721	$(1,087)	(63)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$753	$2,574	$(1,821)	(71)%
Non-performing assets	$68	$24	$44	183%
Charge-offs, net of recoveries	$64	$223	$(159)	(71)%
As a percentage of finance receivables:
Allowance for credit losses	5.9%	13.1%
Non-performing assets	10.1%	1.2%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	8.5%	8.7%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies have continued as the U.S. economy recovers, as evidenced by our charge-offs (net of recoveries) as a percentage of our weighted average finance receivables of 8.5% for the three month period ended March 31, 2014.  Our non-performing assets as a percentage of finance receivables increased from 1.2% at March 31, 2013 to 10.1% at March 31, 2014, largely due to a reduced investment in leases and loans.  Our allowance for credit losses decreased to 5.9% of our portfolio at March 31, 2014 as compared to 13.1% of our portfolio at March 31, 2013 as a result of our migration analysis and other qualitative factors as noted above.

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

For a complete discussion of our critical accounting procedures and estimates, see our annual report on Form 10-K for fiscal 2013 under “Management’s Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to those policies through March 31, 2014.

Index
Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$68	$87	$(19)	(22)%
Rental income	1	7	(6)	(86)%
Gains on sales of equipment and lease dispositions, net	4	56	(52)	(93)%
Gain on extinguishment of debt	250	–	250	100%
Other income	4	34	(30)	(88)%
	327	184	143	78%
Expenses:
Interest expense	21	61	(40)	(66)%
Depreciation on operating leases	–	1	(1)	(100)%
Provision for credit losses	34	223	(189)	(85)%
General and administrative expenses	34	74	(40)	(54)%
Administrative expenses reimbursed to affiliate	15	15	–	–%
Loss on derivative activities	20	51	(31)	(61)%
	124	425	(301)	(71)%
Net income (loss)	$203	$(241)	$444
Net income (loss) allocated to limited partners	$201	$(239)	$440

The overall increase in revenues is primarily a result of the gain on extinguishment of debt resulting from the payoff of the outstanding debt balance owed to Portigon.  A more specific discussion follows:

The increase in total revenues was primarily attributable to the following:

•	A significant decrease in interest on equipment financings and rental income, due to a decrease in our weighted average net investment in financing assets to $0.8 million for the three months ended March 31, 2014 as compared to $2.6 million for the three months ended March 31, 2013, a decrease of $1.8 million or 69%. As we entered our liquidation phase in August 2009, we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on the sale of equipment and lease dispositions decreased from $56,000 for the three months ended March 31, 2013 to $4,000 for the three months ended March 31, 2014, and decrease of 93%. Gains and losses on sales of equipment may vary significantly from period to period.

•	Gain on the extinguishment of debt of $250,000 for the three months ended March 31, 2014 was a non-recurring gain related to the payoff and termination of our Portigon facility.

•	Other income decreased from $34,000 for the three months ended March 31, 2013 to $4,000 for the three months ended March 31, 2014, a decrease of $30,000 or 88%. The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•	A decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	A decrease in interest expense primarily due to the decrease in our bank debt caused by the ongoing maturities of our portfolio of leases and loans. Weighted average borrowings for the three months ended March 31, 2014 were $1.1 million as compared to $2.9 million for the three months ended March 31, 2013.

•	A decrease in our general and administrative expenses due to the continued maturity of our lease and loan portfolio.

The net income per limited partner unit, after the net income allocated to our General Partner, for the three months ended March 31, 2014 was $1.17 compared to a net loss per limited partner unit of $1.39 for the three month period ended March 31, 2013.  The weighted average number of limited partner units outstanding was 171,696 for both periods.

Index
Liquidity and Capital Resources

General

Our major source of liquidity is excess cash derived from the collection of lease payments, after payment of debt principal and interest on debt. Our other cash requirements, in addition to debt service, are for normal operating expenses, and prior to July 2012, distributions to our limited partners. As noted previously, we ceased making regular cash distributions to our limited partners in July 2012 and it is not expected that there will be any more distributions.

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At March 31, 2014, the total future minimum lease and loan payments scheduled to be received was $0.8 million which excludes the $40,000 allowance for credit losses. The Fund also derives cash from fees paid by our customers and from recoveries of previous bad debts. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(27)	$(87)
Net cash provided by investing activities	153	937
Net cash used in financing activities	(66)	(856)
Increase (decrease) in cash	$60	$(6)

Cash increased by $60,000 primarily due to net proceeds from leases and loans of $153,000, advances from affiliates of $954,000, and a decrease in restricted cash of $30,000, offset by cash used in operations of $27,000 and debt repayments of $1.050 million.

In March 2014, the General Partner repaid the outstanding debt balance owed to Portigon.  Under the terms of the payoff agreement, the amount paid to the Lender to satisfy the debt of approximately $1.2 million on the payoff date was discounted by $250,000 to approximately $950,000.  The debt forgiveness is reflected in the March 2014 financial statements and reflects the $950,000 to satisfy the debt as payable to the General Partner.  No further borrowings are available under the secured term loan agreement. The General Partner stepped into the Lender’s position in the note, but reflecting the $250,000 discount.  It is anticipated that the payoff of the Portigon debt will accelerate the winding up the partnership, as the amount owed the General Partner exceeds the remaining expected cash to be received from the Fund’s investment in leases and loans.

As noted previously, we ceased making regular distributions to our partners in July 2012.  Cumulative partner distributions paid from our inception to March 31, 2014 were approximately $9.6 million.  Any future cash distributions to our limited partners are dependent upon excess cash remaining after we have repaid our obligations.  Based on our recent performance and small portfolio size, which was negatively impacted by the economic recession, we do not expect that there will be further distributions to limited partners.

The General Partner waived its management fees beginning May 1, 2009. Accordingly, we did not record any management fee expense for the three months ended March 31, 2014. The General Partner has also waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities. Through March 31, 2014, the General Partner has earned and waived management fees of $1.9 million, of which $4,000 related to the three month period ended March 31, 2014.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affected our ability to make distributions to our partners and our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At March 31, 2014, our analysis indicated a need for an allowance for credit losses of $40,000.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Operations for the three  month periods ended March 31, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three  month periods ended March 31, 2014 and 2013; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the three months ended March 31, 2014; (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013; and, (iv) the Notes to Consolidated Financial Statements.

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

LEASE EQUITY APPRECIATION FUND I, L.P.
Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

May 14, 2014	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

May 14, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer